Form 10-Q
period 1999-06-30
NEWGEN RESULTS CORP
filed 1999-08-10
CIK 1022397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
           -------------

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                         Commission File Number 00024865

                           NEWGEN RESULTS CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                     33-0604378
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

                        12680 HIGH BLUFF DRIVE, SUITE 300
                           SAN DIEGO, CALIFORNIA 92130
                    (Address of principal executive offices)

                                 (619) 481-7545
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

As of August 6, 1999, there were 9,998,972 shares of the Registrant's Common Stock outstanding.

                            NEWGEN RESULTS CORPORATION
                                FORM 10-Q INDEX

                                                                                               Page
                                                                                               ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements..............................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................   9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................  15


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................  15

Item 2.       Changes in Securities and Use of Proceeds......................................  16

Item 6.       Exhibits and Reports on Form 8-K...............................................  16

PART I.       FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          JUNE 30, 1999    DECEMBER 31, 1998
                                                                                          -------------    -----------------
                                                                                           (Unaudited)
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................................................   $ 26,869,695      $    816,753
   Short-term investments available for sale ...........................................      8,398,470                --
   Accounts receivable, net of allowance for doubtful accounts of
       $430,000 and $299,000 at June 30, 1999 and December 31,
       1998, respectively ..............................................................      7,390,241         8,211,773

   Prepaid expenses and other ..........................................................        841,084           376,636
                                                                                          -------------    -----------------
       Total current assets ............................................................     43,499,490         9,405,162
PROPERTY AND EQUIPMENT, net ............................................................      5,093,251         2,931,836
OTHER ASSETS ...........................................................................        163,399           435,337
                                                                                          -------------    -----------------
       Total assets ....................................................................   $ 48,756,140      $ 12,772,335
                                                                                          -------------    -----------------
                                                                                          -------------    -----------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .....................................................................   $  3,804,499      $  2,787,802
  Accrued and other current liabilities ................................................      3,276,838         2,324,041
  Notes payable to related parties .....................................................             --           800,000
  Current portion of capital lease obligations .........................................      1,103,503           935,256
                                                                                          -------------    -----------------
      Total current liabilities ........................................................      8,184,840         6,847,099
                                                                                          -------------    -----------------
LONG TERM LIABILITIES ..................................................................      1,682,721         1,008,628
                                                                                          -------------    -----------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, no par value, 3,500,000 shares authorized:
   Series A convertible, 0 and 1,250,137 shares issued and outstanding at June
      30, 1999 and December 31, 1998, respectively, (aggregate liquidation preference of $0 at June 30, 1999 and $9,386,229 at December 31, 1998),
      stated at ........................................................................             --         5,925,054
   Series B convertible, 0 and 2,158,604 shares issued and outstanding at June 30,
     1999 and December 31, 1998, respectively, (aggregate liquidation preference of $0
     at June 30, 1999 and $15,876,412 at December 31, 1998), stated at .................             --        10,124,726
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 15,000,000 shares authorized;
      9,997,712 and 3,767,415 shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively ..................................................          9,998             3,767
  Additional paid-in capital ...........................................................     52,263,383         5,384,455
  Deferred compensation ................................................................     (1,305,253)       (1,393,968)
  Notes receivable from stockholders ...................................................       (117,846)             --
  Unrealized gain on marketable securities .............................................          1,440              --
  Retained deficit .....................................................................    (11,963,143)      (15,127,426)
                                                                                          -------------    -----------------
     Total stockholders' equity (deficit) ..............................................     38,888,579       (11,133,172)
                                                                                          -------------    -----------------
     Total liabilities and stockholders' equity (deficit) ..............................   $ 48,756,140      $ 12,772,335
                                                                                          -------------    -----------------
                                                                                          -------------    -----------------

The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        --------------------------    --------------------------
                                                            1999            1998          1999            1998
                                                        -----------    -----------    -----------    -----------
REVENUES:
  Database marketing services .......................   $11,963,306    $ 7,561,599    $22,534,821    $14,469,610
  Consulting services ...............................     1,628,612      2,539,334      3,160,748      4,905,721
                                                        -----------    -----------    -----------    -----------
     Total revenues .................................    13,591,918     10,100,933     25,695,569     19,375,331
                                                        -----------    -----------    -----------    -----------
COST OF REVENUES:
  Cost of database marketing services ...............     6,344,527      5,234,932     12,560,056      9,908,529
  Cost of consulting services .......................     1,373,634      1,863,044      2,713,604      3,765,154
  Installation costs ................................       385,959        352,245        749,957        774,208
                                                        -----------    -----------    -----------    -----------
     Total cost of revenues .........................     8,104,120      7,450,221     16,023,617     14,447,891
                                                        -----------    -----------    -----------    -----------
     Gross profit ...................................     5,487,798      2,650,712      9,671,952      4,927,440
                                                        -----------    -----------    -----------    -----------
OPERATING COSTS:
  Selling, general and administrative expenses ......     3,400,653      1,893,057      6,327,509      3,746,899
  Technology and product development ................     1,025,609        568,233      1,652,922        960,792
  Software rewrite costs ............................          --          826,514           --        1,520,806
                                                        -----------    -----------    -----------    -----------
     Total operating costs ..........................     4,426,262      3,287,804      7,980,431      6,228,497
                                                        -----------    -----------    -----------    -----------
     Income (loss) from operations ..................     1,061,536       (637,092)     1,691,521     (1,301,057)
                                                        -----------    -----------    -----------    -----------
INTEREST INCOME (EXPENSE),  net:
   Interest income ..................................       171,861         32,994        174,379         80,138
   Interest expense .................................       (96,422)       (42,961)      (204,762)       (89,443)
                                                        -----------    -----------    -----------    -----------
     Interest income (expense), net .................        75,439         (9,967)       (30,383)        (9,305)
                                                        -----------    -----------    -----------    -----------
     Net income (loss) ..............................     1,136,975       (647,059)     1,661,138     (1,310,362)
     Adjustment for accretion of redeemable
        convertible preferred stock .................      (121,702)      (340,693)      (486,807)      (681,386)
                                                        -----------    -----------    -----------    -----------
     Income (loss) applicable to common
         stockholders ...............................   $ 1,015,273    $  (987,752)   $ 1,174,331    $(1,991,748)
                                                        -----------    -----------    -----------    -----------
                                                        -----------    -----------    -----------    -----------
     Basic net income (loss) per share ..............   $      0.15    $     (0.26)   $      0.23    $     (0.53)
                                                        -----------    -----------    -----------    -----------
                                                        -----------    -----------    -----------    -----------
     Diluted net income (loss) per share ............   $      0.12    $     (0.26)   $      0.19    $     (0.53)
                                                        -----------    -----------    -----------    -----------
                                                        -----------    -----------    -----------    -----------
     Shares used in basic per share calculation .....     6,568,199      3,766,915      5,199,097      3,766,915
                                                        -----------    -----------    -----------    -----------
                                                        -----------    -----------    -----------    -----------
     Shares used in diluted per share calculation ...     9,384,239      3,766,915      8,606,391      3,766,915
                                                        -----------    -----------    -----------    -----------
                                                        -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                               1999            1998
                                                                           -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................   $ 1,661,138    $(1,310,362)

   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization .....................................       846,699        555,579
     Deferred rent .....................................................       (17,574)        (9,159)
     Deferred compensation .............................................       201,025        107,048
     Changes in assets and liabilities:
       Accounts receivable .............................................       821,532     (3,047,202)
       Prepaid expenses and other ......................................      (464,448)       225,224
       Accounts payable ................................................     1,016,697        448,818
       Accrued and other current liabilities ...........................       952,824        775,874
                                                                           -----------    ------------
         Net cash provided by (used in) operating activities ...........     5,017,893     (2,254,180)
                                                                           -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments .................................    (8,398,470)          --
   Purchases of property and equipment .................................    (1,740,037)      (538,342)
   Other assets ........................................................       271,938         11,753
                                                                           -----------    ------------
         Net cash used in investing activities .........................    (9,866,569)      (526,589)
                                                                           -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock transactions ....................................    32,109,807           --
   Payments of related party loans .....................................      (800,000)          --
   Payments on capital lease obligations ...............................      (607,832)      (309,170)
   Proceeds from lines of credit, net ..................................       199,643        592,434
                                                                           -----------    ------------
   Net cash provided by financing activities ...........................    30,901,618        283,264
                                                                           -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................    26,052,942     (2,497,505)

CASH AND CASH EQUIVALENTS, beginning of period .........................       816,753      4,630,147
                                                                           -----------    ------------
CASH AND CASH EQUIVALENTS, end of period ...............................   $26,869,695    $ 2,132,642
                                                                           -----------    ------------
                                                                           -----------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ..............................................   $   214,762    $    94,443
                                                                           -----------    ------------
                                                                           -----------    ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations entered into for equipment ..............   $ 1,467,746    $ 1,271,123
                                                                           -----------    ------------
                                                                           -----------    ------------
     Accretion of redeemable preferred stock ...........................   $   486,807    $   681,386
                                                                           -----------    ------------
                                                                           -----------    ------------

The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The condensed interim financial statements included herein have been prepared by Newgen Results Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Registration Statement Form S-1 for the year ended December 31, 1998. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at June 30, 1999 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of those to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       INVESTMENTS

         Investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At June 30, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. There were no realized gains or losses for the quarter ended June 30, 1999.

         At June 30, 1999, short-term investments available for sale consisted of the following (unaudited):

                                                                     GROSS       GROSS       ESTIMATED
                                                                   UNREALIZED  UNREALIZED      FAIR
                                                         COST        GAINS       LOSSES        VALUE
                                                     ------------  ----------  ----------    ----------
               Corporate securities                  $ 5,935,455   $      15   $     --      $5,935,470
               Government securities                   2,461,575       1,425         --       2,463,000
                                                     ------------  ----------  ----------    ----------
               Total short-term investments          $ 8,397,030   $   1,440   $     --      $8,398,470
                                                     ------------  ----------  ----------    ----------
                                                     ------------  ----------  ----------    ----------

3.       COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. This statement requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and potentially dilutive securities (options and warrants) outstanding during the period, computed using the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ---------------------------   -------------------------
                                                 1999          1998          1999          1998
                                              -----------   -----------    -----------   -----------
                                                    (Unaudited)                    (Unaudited)
NET INCOME (LOSS) PER SHARE - BASIC

Net income (loss) applicable to common
  stockholders                                $ 1,015,273   $  (987,752)   $ 1,174,331   $(1,991,748)
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
Weighted average number of common shares        6,568,199     3,766,915      5,199,097     3,766,915
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
Net income (loss) per share - basic           $      0.15   $     (0.26)   $      0.23   $     (0.53)
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
NET INCOME (LOSS) PER SHARE - DILUTED
Net income (loss)                             $ 1,136,975   $      --      $ 1,661,138   $      --
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
Net income (loss) applicable to common
  stockholders                                $      --     $  (987,752)   $      --     $(1,991,748)
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
Weighted average number of common shares        6,568,199     3,766,915      5,199,097     3,766,915
Potentially dilutive securities:
    Preferred stock                             1,893,745          --        2,499,469          --
    Stock options                                 823,348          --          809,889          --
    Warrants                                       98,947          --           97,936          --
                                              -----------   -----------    -----------   -----------
      Total                                     9,384,239     3,766,915      8,606,391     3,766,915
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------
Net income (loss) per share - diluted         $      0.12   $     (0.26)   $      0.19   $     (0.53)
                                              -----------   -----------    -----------   -----------
                                              -----------   -----------    -----------   -----------

As a result of net operating loss carryforwards, the above net income and earnings per share amounts do not include a tax provision.

4.       STOCKHOLDERS' EQUITY

         On May 21, 1999, the Company consummated its initial public offering and issued 2,724,370 shares of common stock at a price of $13 per share. An additional 1,000,630 shares of common stock was offered by selling stockholders at a price of $13 per share. Concurrently with the offering, a selling stockholder exercised a warrant to purchase 7,576 shares. The Company received proceeds of approximately $32,108,000, net of underwriting discounts, fees and other initial public offering costs.

         Simultaneously with the closing of the offering, outstanding shares of Series A convertible preferred stock and Series B convertible preferred stock were converted to 1,250,137 and 2,158,604 shares of common stock, respectively.

         In addition, the Company granted the underwriters an option for a period of 30 days to purchase up to 558,750 additional shares of common stock to cover any over-allotments. The underwriters did not exercise this option.

5.       SEGMENT INFORMATION

         The Company's revenues are substantially derived from two service segments: database marketing and consulting operations. The database marketing segment provides outsourced database management, direct marketing and related customer retention services for the service department of automobile dealerships and manufacturers. The consulting segment develops and implements new techniques and programs that enable automobile dealerships to grow their business, streamline inefficient processes and more effectively market their services.

         The following tables summarize segment information for the three and six months ended June 30, 1999 and 1998.

                                                                   THREE MONTHS ENDED JUNE 30,
                                     ----------------------------------------------------------------------------------
                                                      1999                                       1998
                                     ----------------------------------------  ----------------------------------------
                                                  (Unaudited)                                (Unaudited)
                                       DATABASE                                  DATABASE
                                      MARKETING    CONSULTING    CONSOLIDATED   MARKETING     CONSULTING   CONSOLIDATED
                                     -----------   -----------   ------------  -----------   -----------   ------------
REVENUES:
Segment revenues .................   $11,963,306   $ 1,628,612   $13,591,918   $ 7,561,599   $ 2,539,334   $10,100,933
Segment cost of revenues .........     6,730,486     1,373,634     8,104,120     5,587,177     1,863,044     7,450,221
                                     -----------   -----------   ------------  -----------   -----------   ------------
    Segment gross profit .........   $ 5,232,820   $   254,978   $ 5,487,798   $ 1,974,422   $   676,290   $ 2,650,712
                                     -----------   -----------   ------------  -----------   -----------   ------------
                                     -----------   -----------   ------------  -----------   -----------   ------------

                                                                    SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------------------------------------------------
                                                      1999                                       1998
                                     ----------------------------------------  ----------------------------------------
                                                  (Unaudited)                                (Unaudited)
                                       DATABASE                                  DATABASE
                                      MARKETING    CONSULTING    CONSOLIDATED   MARKETING     CONSULTING   CONSOLIDATED
                                     -----------   -----------   ------------  -----------   -----------   ------------
REVENUES:
Segment revenues .................   $22,534,821   $ 3,160,748   $25,695,569   $14,469,610   $ 4,905,721   $19,375,331
Segment cost of revenues .........    13,310,013     2,713,604    16,023,617    10,682,737     3,765,154    14,447,891
                                     -----------   -----------   ------------  -----------   -----------   ------------
    Segment gross profit .........   $ 9,224,808   $   447,144   $ 9,671,952   $ 3,786,873   $ 1,140,567   $ 4,927,440
                                     -----------   -----------   ------------  -----------   -----------   ------------
                                     -----------   -----------   ------------  -----------   -----------   ------------

The following table reconciles the Company's reportable segments' gross profit to consolidated net income for the periods presented:

                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                      1999          1998           1999          1998
                                                                  ------------  ------------    -----------   -----------
                                                                         (Unaudited)                   (Unaudited)
Gross profit from reportable segments ..........................   $5,487,798   $2,650,712      $9,671,952    $ 4,927,440
Operating costs ................................................    4,426,262    3,287,804       7,980,431      6,228,497
                                                                  ------------  ------------    -----------   -----------
  Income (loss) from operations ................................    1,061,536     (637,092)      1,691,521     (1,301,057)
Interest income (expense), net .................................       75,439       (9,967)        (30,383)        (9,305)
                                                                  ------------  ------------    -----------   -----------
  Net income (loss) ............................................   $1,136,975   $ (647,059)     $1,661,138    $(1,310,362)
                                                                  ------------  ------------    -----------   -----------
                                                                  ------------  ------------    -----------   -----------

6.     COMPREHENSIVE INCOME

        Other comprehensive income for the three and six months ended June 30, 1999 were immaterial and there was no other comprehensive income for the three and six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Newgen Results Corporation (the "Company") should be read in conjunction with the condensed consolidated unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1, as amended (file No. 333-62703).

         Certain statements set forth below constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those discussed herein and in the Registration Statement on Form S-1, as amended (file No. 333-62703), that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

         The Company provides customized, outsourced database management, direct marketing and related services for service departments of automobile dealerships and automobile manufacturers. The Company has expertise both in database marketing and customer retention services, as well as an in-depth knowledge of automobile service department operations. Database marketing revenues consist of revenues from the RESULTS program as well as ancillary products and services.

         Revenues for the RESULTS Program are based on the number of active names in a dealership's database, typically a fixed number determined by the dealership. The Company generally invoices each of the dealers on a monthly basis in advance. Revenues for the Company's consulting services are based principally on a per diem rate for the services it provides. The Company is also reimbursed for travel expenses and associated costs it incurs in providing consulting services, which are included as revenues. The Company recognizes all of its revenues in the month during which it performs the related database marketing or consulting services.

         The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to implementation of the Around the Wheel Program is expected to be completed in October 1999. The Company currently does not have a commitment from

Ford for a new consulting engagement beyond that approximate date. A majority of the Company's database marketing services are attributable to Ford dealerships. During the six months ended June 30, 1999 and 1998, sales of RESULTS Program and other database marketing services to Ford dealerships represented 57% and 55% of revenues, respectively. Although the percentage of new sales to Ford dealerships decreased, the Company provided increased data mining services to Ford Motor Company. One hundred percent of consulting services were provided to Ford during such periods.

          Cost of revenues consists of database marketing services costs, consulting costs and installation costs. Costs of database marketing services include the printing and mailing of letters, as well as the costs of the teleservice contacts of dealership customers. The costs of database marketing services also include all costs of managing and purifying the dealership databases, as well as the costs of customer service and customer satisfaction departments. The costs of additional services, such as Welcome Home and Around the Wheel, include only the direct costs of those services because no additional costs associated with database management or customer service are incurred. Costs of consulting include the direct costs of consulting personnel, as well as the cost of any independent consultants subcontracted by the Company. Costs of consulting also include costs of travel and associated costs incurred by the Company's Consulting Division. Installation costs include the direct costs (excluding sales commissions) of implementing the Company's program at dealerships and the costs of the initial download, setup and purification of the dealership's customer database. These costs are expensed as incurred and represent a one-time charge for each new dealership added to the Company's customer base. As a result, these costs are expected to decrease as a percentage of total revenues as database marketing services revenues increase. Installation costs are presented as a separate line item to illustrate investment in implementing new dealerships. For the purposes of calculating the gross profit associated with database marketing services in Management's Discussion and Analysis of Financial Condition and Results of Operations, installation costs are added to cost of database marketing services.

         Operating expenses consist of fixed costs, such as selling, general and administrative expenses, technology and product development costs, and the cost of the software rewrite of the core data management and customer retention software system. The Company anticipates that operating expenses will increase as it develops and introduces new services and increases its customer base. Historically, the Company has been able to leverage operating expenses over a growing revenue base, and to the extent that the business continues to grow, the Company expects that operating expenses as a percentage of total revenues will continue to decline even though they are expected to increase in absolute dollars. However, because the Company is generally unable to significantly reduce expenses in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned by sales representatives. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of programming personnel who enhance current services and develop new services. The cost of the software rewrite to the core database management system includes all costs associated with the implementation of the enterprise-wide software application by a third-party developer. The costs of the software rewrite were expensed as they were incurred in 1998. Because of new accounting standards, any software rewrite costs incurred during 1999 may be capitalized and amortized over an appropriate useful life.

         As of December 31, 1998, the Company had net operating loss carryforwards for federal income purposes of approximately $6.5 million. These net operating loss carryforwards expire in various years beginning in 2009. The net deferred asset is fully reserved because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards may be limited as a result of certain changes in the Company's ownership.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         TOTAL REVENUES. Revenues from database marketing services increased by $4.4 million, or 58%, to $12 million in the quarter ended June 30, 1999 from $7.6 million in the quarter ended June 30, 1998. The increase in database marketing revenues was due primarily to the addition by the Company of almost 200 dealerships, as well as an increase in the provision of ancillary services. Revenues from consulting services decreased by $911,000, or 36%, to $1.6 million in the quarter ended June 30, 1999 from $2.5 million in the quarter ended June 30, 1998. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around the Wheel consulting project in almost all of its target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $3.3 million, or 165%, to $5.2 million in the quarter ended June 30, 1999 from $2.0 million in the quarter ended June 30, 1998. As a percentage of database marketing revenues, database marketing gross profit increased to 44% in the quarter ended June 30, 1999 from 26% in the quarter ended June 30, 1998. This increase was due primarily to increased efficiencies associated with the implementation of the Company's new telephone system. To a lesser extent, the Company also became more efficient in the labor cost per letter, which increased margins, and it obtained leverage by spreading the Company's fixed installation costs over a larger revenue base. Gross profit from consulting services decreased by $421,000, or 62%, to $255,000 in the quarter ended June 30, 1999 from $676,000 in the quarter ended June 30, 1998. As a percentage of consulting services revenues, consulting services gross profit decreased to 16% in the quarter ended June 30, 1999 from 27% in the quarter ended June 30, 1998. This decrease was due primarily to the fact that the Around the Wheel project was in its concluding stages, resulting in less than full utilization of the Company's consultants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.5 million, or 80%, to $3.4 million in the quarter ended June 30, 1999 from $1.9 million in the quarter ended June 30, 1998. The increase was due primarily to increased commissions associated with the selling of longer term contracts for new dealerships. To a lesser extent, the increase was also caused by increased expenditures associated with the Company's marketing department and increased administrative costs associated with the Company's continued growth. As a percentage of total revenues, selling, general and administrative expenses increased to 25% in the quarter ended June 30, 1999 from 19% in the quarter ended June 30, 1998. This increase was due primarily to increased commissions associated with the installation of a greater number of names pursuant to longer term contracts.

         TECHNOLOGY AND PRODUCT DEVELOPMENT COSTS. Technology and product development costs increased by $457,000, or 80%, to $1.0 million in the quarter ended June 30, 1999 from $568,000 in the quarter ended June 30, 1998. As a percentage of total revenues, technology and product development expenses increased to 8% in the quarter ended June 30, 1999 from 6% in the quarter ended June 30, 1998. The increase was due primarily to the Company's decision to invest heavily in new service development, and the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors.

         SOFTWARE REWRITE COSTS. Software rewrite costs decreased by $827,000 to $0 in the quarter ended June 30, 1999 from $827,000 in the quarter ended June 30, 1998. This decrease was due primarily to the fact that the software rewrite activities undertaken in the quarter were related to the resolution of issues associated with components which were previously delivered and expensed.

         INTEREST INCOME (EXPENSE), NET. Net interest income increased by $85,000 to $75,000 in the quarter ended June 30, 1999 from net interest expense of $10,000 in the quarter ended June 30, 1998. This increase was due primarily to the increase in cash and investments as a result of the initial public offering.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          TOTAL REVENUES. Revenues from database marketing services increased by $8.1 million, or 56%, to $22.5 million in the six months ended June 30, 1999 from $14.5 million in the six months ended June 30, 1998. The increase in database marketing revenues was due primarily to the addition by the Company of almost 400 dealerships, and to a lesser extent, an increase in provisions of ancillary services. Revenues from consulting services decreased by $1.7 million, or 36%, to $3.2 million in the six months ended June 30, 1999 from $4.9 million in the six months ended June 30, 1998. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around the Wheel consulting project in almost all of the Company's target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $5.4 million, or 144%, to $9.2 million in the six months ended June 30, 1999 from $3.8 million in the six months ended June 30, 1998. As a percentage of database marketing revenues, database marketing gross profit increased to 41% in the six months ended June 30, 1999 from 26% for the six months ended June 30, 1998. This increase was due primarily to increased efficiencies associated with the implementation of the Company's new telephone system. To a lesser extent, the Company also became more efficient in the labor cost per letter, which increased margins, and it obtained leverage by spreading the Company's installation costs over a larger revenue base. Gross profit from consulting services decreased by $693,000, or 61%, to $447,000 in the six months ended June 30, 1999 from $1.1 million in the six months ended June 30, 1998. As a percentage of consulting services revenues, consulting services gross profit decreased to 14% in the six months ended June 30, 1999 from 23% in the six months ended June 30, 1998. This decrease was due primarily to the fact that the Around the Wheel project was in its concluding stages, resulting in less than full utilization of the Company's consultants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.6 million, or 69%, to $6.3 million for the six months ended June 30, 1999 from $3.7 million in the six months ended June 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 25% for the six months ended June 30, 1999 from 19% for the six months ended June 30, 1998. The increase was due primarily to increased commissions associated with the selling of longer term contracts for new dealerships. To a lesser extent, the increase was also caused by increased expenditures associated with the Company's marketing department and administrative costs associated with the Company's continued growth.

         TECHNOLOGY AND PRODUCT DEVELOPMENT COSTS. Technology and product development costs increased by $692,000, or 72%, to $1.7 million in the six months ended June 30, 1999 from

$961,000 in the six months ended June 30, 1998. As a percentage of total revenues, technology and product development costs increased to 6% for the six months ended June 30, 1999 from 5% for the six months ended June 30, 1998. The increase was due primarily to the Company's decision to invest heavily in new service development and the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors.

         SOFTWARE REWRITE COSTS. Software rewrite costs decreased by $1.5 million to $0 in the six months ended June 30, 1999 from $1.5 million in the six months ended June 30, 1998. This decrease was due primarily to the fact that the software rewrite activities undertaken in the quarter were related to the resolution of issues associated with components which were previously delivered and expensed.

         INTEREST INCOME (EXPENSE), NET. Net interest expense increased by $21,000, or 227%, to $30,000 in the six months ended June 30, 1999 from $9,000 for the six months ended June 30, 1998. This increase was due primarily to increased borrowings from banks and new capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's inception, the Company has financed its operations primarily through the sale of equity securities and through borrowings under the credit facility with Silicon Valley Bank ("SVB"). Through 1998, the Company raised approximately $14.5 million, net of fees and expenses, through the sale of preferred stock.

          Cash provided by (used in) operating activities was $5.0 million and $(2.3) million in the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was primarily due to the net income and collections of accounts receivable in the six months ended June 30, 1999, compared to the net loss in the same period in 1998.

         Cash used in investing activities was $9.9 million and $527,000 in the six months ended June 30, 1999 and 1998, respectively. The increase in cash used in investing activities was primarily due to the purchases of short-term investments and property and equipment in connection with the expansion of the business.

         Cash provided by financing activities was $30.9 million and $283,000 in the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by financing activities was primarily due to the proceeds from the Company's initial public offering.

         Subsequent to June 30, 1999, the Company renewed its working capital line of credit with SVB that is secured by substantially all of its assets. The total available amount of the line is $5.0 million, with advances limited to 80% of qualified accounts receivable, including a $1.0 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at SVB prime rate (7.75% at June 30, 1999) with maturity date of May 9, 2000. The Company also has a $2.0 million Equipment Line of Credit with SVB that bears an interest rate of SVB prime rate plus .5% with the draw period up to December 31, 1999. The credit facilities contain certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each month, to maintain a ratio of quick assets to current liabilities of at least 2.50 to 1.0. At June 30, 1999, no borrowings were outstanding.

         The Company also has two lease lines of credit of $2.0 million each for equipment acquisitions. One of these lines of credit expired in July 1999 and is currently under negotiation for an extension. As of June 30, 1999, $760,000 is available under that line of credit. The second line of credit expires in December 1999 and as of June 30, 1999, $730,000 is available under that line of credit.

         As of June 30, 1999, the Company has approximately $35.3 million of cash, cash equivalents, and short-term investments. The Company expects to finance short-term obligations through lease financing, reduction of receivables and use of cash on hand. The Company may utilize the credit facility with SVB to meet short term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

         The use of computer systems and software products that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the Year 2000 and lead to significant business delays and disruptions. The Company uses a significant number of computer software programs and operating systems in its operations and is therefore particularly sensitive to the problems which may be caused by the Year 2000 problem. The Company anticipates that a significant element of exposure to malfunction created by noncompliance is in its information technology systems. These systems include data retrieval, purification, distribution, financial, administrative and communication operations.

         The Company has commissioned a substantial rewrite of its enterprise-wide database management software. The rewritten enterprise-wide database management software is designed to be Year 2000 compliant. The Company expects the software rewrite to be completed in the fourth quarter of 1999. Because the Company expects to implement the rewritten enterprise-wide database management software prior to the end of 1999, it has not undertaken a comprehensive review of the existing enterprise-wide database management software to date. The Company has developed a program to determine its exposure to other potential Year 2000 problems and to develop plans to reduce or eliminate its exposure. The Company expects that all phases of this program will be successfully completed by the end of 1999. In the first phase of this program, the Company is making a detailed assessment of its computer systems, other than the enterprise-wide database management software, to identify those systems which may have Year 2000 problems. The Company is currently developing plans to correct systems critical to its business. Critical systems will then be replaced or modified according to plan to eliminate the Year 2000 problems which were discovered. Finally, in the later part of 1999, the Company will conduct a test of internal systems to insure that they are ready for the year 2000.

         The Company has not spent a material amount to date in addressing Year 2000 problems. The funds used to address the Year 2000 problem to date have come from working capital. Additionally, the Company does not expect to spend material amounts during 1999 to complete its assessment of its Year 2000 readiness. Unanticipated costs associated with any Year 2000 compliance may exceed present expectations and harm the business. The Company is also assessing the Year 2000 readiness of its customers and suppliers. Any failure of third party networks, systems or services upon which the business depends could have a material adverse impact on the business. The Company also relies on other systems and services that third parties provide to its customers. As a result, the success of the plan to address Year 2000 issues depends in part on parallel efforts being undertaken by other third parties. The Company has begun to identify and initiate communications with third parties whose networks, systems or services are critical to the business to determine the status of their Year 2000 compliance. To date, the Company has contacted and received responses from approximately two-thirds of its third party suppliers concerning their Year 2000 compliance. The Company cannot assure that all such parties have provided, or in the future will provide, accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. The most reasonably likely worst-case scenario resulting from Year 2000 issues is that third-party noncompliance would disrupt, reduce or eliminate for a period of time the Company's ability to service existing customers or to solicit new customers. If such occurrences are widespread, frequent or long in duration, they could harm the Company's business.

         Once the Company completes the first phase of the Year 2000 program, and is aware of the nature of the potential exposure to Year 2000 related issues, the Company will develop a contingency plan describing how it will handle Year 2000 problems which would occur if preparatory efforts are not successful. Despite its Year 2000 program or other efforts, the Company cannot assure that all problems have been or will be foreseen and corrected or that no material disruption of the business will occur. For instance, in the event that the software rewrite of enterprise-wide database management software is not completed on time or the software does not perform according to design, it could result in significant Year 2000 non-compliance issues for the Company's operations, some of which may be unforeseen at this time. Potential systems interruptions and expenditures of significant financial or management resources to solve any Year 2000 issues may have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the failure of customers and suppliers to achieve Year 2000 compliance could result in a reallocation of the Company's financial resources to deal with the issue and reduce customers' ability to utilize services, which could have a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company invests its excess cash in interest-bearing investment-grade securities that are held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate, are material. During the quarter ended June 30, 1999, the lawsuit filed against the Company in January 1999 by Jeff Davis, the Company's former Vice President of Sales, was settled.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities:

         During the three month period ended June 30, 1999, the Company issued and sold unregistered securities as follows:

         In May 1999, the Company granted stock options to purchase an aggregate of 3,100 shares of common stock to employees with an exercise price of $10.38 per share pursuant to the 1998 Equity Incentive Plan. In conjunction with the Company's initial public offering, the Company granted stock options to purchase an aggregate of 56,000 shares of common stock to non-employee directors with an exercise price of $13.00 per share pursuant to the Non-Employee Directors' Stock Option Plan. Concurrently with the initial public offering, a selling stockholder exercised a warrant to purchase 7,576 shares.

         No underwriters were used in connection with these sales and issuances. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to (1) Rule 701 promulgated thereunder on the basis that these options were offered and sole either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701
[or (2) Section 4(2) thereof, on the basis that the transactions did not involve a public offering.]

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are included as part of this Report:

          Exhibit No.       Description of Exhibit
          10.24             BHI Amendment
          27.1              Financial Data Schedule for the six months ended June 30, 1999

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by Newgen Results Corporation during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NEWGEN RESULTS CORPORATION
                                 (Registrant)



Date:    August 10, 1999                          /s/Gerald L. Benowitz
                                       ----------------------------------------
                                                    Gerald L. Benowitz
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)



Date:    August 10, 1999                            /s/ Samuel Simkin
                                       ----------------------------------------
                                                      Samuel Simkin
                                                 Chief Financial Officer
                                              (Principal Financial Officer)