Form 10-Q
period 1999-09-30
NEWGEN RESULTS CORP
filed 1999-11-15
CIK 1022397

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
                                                             ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

                                 (858) 481-7545
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of November 5, 1999, there were 10,021,866 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NEWGEN RESULTS CORPORATION
                                 FORM 10-Q INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Condensed Financial Statements.................................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................   9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................  16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................  16

Item 6.       Exhibits and Reports on Form 8-K............................................................  16


PART I.       FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1999            1998
                                                                         ------------    ------------
                                                                         (Unaudited)
                                   ASSETS
  CURRENT ASSETS:

   Cash and cash equivalents .........................................   $ 23,249,517    $    816,753
   Short-term investments available for sale .........................     12,299,941              --
  Accounts receivable, net of allowance for doubtful accounts of
       $352,000 and $299,000 at September 30, 1999 and December
       31, 1998, respectively ........................................      7,965,243       8,211,773
  Prepaid expenses and other .........................................        722,649         376,636
                                                                         ------------    ------------
       Total current assets ..........................................     44,237,350       9,405,162
PROPERTY AND EQUIPMENT, net ..........................................      5,418,855       2,931,836
OTHER ASSETS .........................................................        583,478         435,337
                                                                         ------------    ------------
       Total assets ..................................................   $ 50,239,683    $ 12,772,335
                                                                         ------------    ------------
                                                                         ------------    ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable ...................................................   $  3,181,837    $  2,787,802
  Accrued and other current liabilities ..............................      3,644,184       2,324,041
  Notes payable to related parties ...................................             --         800,000
  Current portion of capital lease obligations .......................      1,020,323         935,256
                                                                         ------------    ------------
      Total current liabilities ......................................      7,846,344       6,847,099
                                                                         ------------    ------------
LONG TERM LIABILITIES ................................................      1,443,686       1,008,628
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, no par value, 3,500,000 shares authorized:
   Series A convertible, 0 and 1,250,137 shares issued and
       outstanding at September 30, 1999 and December 31, 1998,
       respectively,  stated at ......................................             --       5,925,054
   Series B convertible, 0 and 2,158,604 shares issued and
      outstanding at September 30, 1999 and December 31, 1998,
      respectively, stated at ........................................             --      10,124,726
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 15,000,000 shares authorized;
      10,021,106 and 3,767,415 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively .........         10,021           3,767
  Additional paid-in capital .........................................     52,257,867       5,384,455
  Deferred compensation ..............................................     (1,204,741)     (1,393,968)
  Notes receivable from stockholders .................................        (56,433)             --
  Unrealized losses on marketable securities .........................           (575)             --
  Retained deficit ...................................................    (10,056,486)    (15,127,426)
                                                                         ------------    ------------
     Total stockholders' equity (deficit) ............................     40,949,653     (11,133,172)
                                                                         ------------    ------------
     Total liabilities and stockholders' equity (deficit) ............   $ 50,239,683    $ 12,772,335
                                                                         ------------    ------------
                                                                         ------------    ------------


The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ---------------------------     ---------------------------
                                                                1999            1998            1999            1998
                                                            -----------      ----------     -----------     -----------
REVENUES:
  Database marketing services...............................$12,656,016      $8,124,378     $35,190,837     $22,593,988
  Consulting services.......................................  1,515,165       1,709,742       4,675,914       6,615,463
                                                            -----------      ----------     -----------     -----------
     Total revenues......................................... 14,171,181       9,834,120      39,866,751      29,209,451
                                                            -----------      ----------     -----------     -----------
COST OF REVENUES:
  Cost of database marketing services.......................  6,820,511       5,550,382      19,380,567      15,458,911
  Cost of consulting services...............................  1,285,604       1,333,249       3,999,208       5,098,403
  Installation costs........................................    338,276         287,531       1,088,233       1,061,739
                                                            -----------      ----------     -----------     -----------
     Total cost of revenues.................................  8,444,391       7,171,162      24,468,008      21,619,053
                                                            -----------      ----------     -----------     -----------
     Gross profit...........................................  5,726,790       2,662,958      15,398,743       7,590,398
                                                            -----------      ----------     -----------     -----------
OPERATING COSTS:
  Selling, general and administrative expenses..............  3,038,407       2,044,823       9,365,916       5,791,722
  Technology and product development........................  1,154,084         546,177       2,807,006       1,506,969
  Software rewrite costs....................................         --         701,454              --       2,222,260
                                                            -----------      ----------     -----------     -----------
     Total operating costs..................................  4,192,491       3,292,454      12,172,922       9,520,951
                                                            -----------      ----------     -----------     -----------
     Income (loss) from operations..........................  1,534,299        (629,496)      3,225,821      (1,930,553)
                                                            -----------      ----------     -----------     -----------
INTEREST INCOME (EXPENSE),  net:
   Interest income..........................................    454,996          27,741         629,375         107,879
   Interest expense.........................................    (72,389)        (62,303)       (277,151)       (151,746)
                                                            -----------      ----------     -----------     -----------
     Interest income (expense), net.........................    382,607         (34,562)        352,224         (43,867)
                                                            -----------      ----------     -----------     -----------
     Net income (loss), before tax..........................  1,916,906        (664,058)      3,578,045      (1,974,420)
     Income taxes...........................................     10,250              --          10,250              --
                                                            -----------      ----------     -----------     -----------
     Net income (loss)......................................  1,906,656        (664,058)      3,567,795      (1,974,420)
     Adjustment for accretion of redeemable
        convertible preferred stock.........................         --        (340,692)       (486,807)     (1,022,078)
                                                            -----------      ----------     -----------     -----------
     Income (loss) applicable to common
         stockholders....................................... $1,906,656     $(1,004,750)     $3,080,988     $(2,996,498)
                                                            -----------      ----------     -----------     -----------
                                                            -----------      ----------     -----------     -----------
     Basic net income (loss) per share......................      $0.19          $(0.27)          $0.45          $(0.80)
                                                            -----------      ----------     -----------     -----------
                                                            -----------      ----------     -----------     -----------
     Diluted net income (loss) per share....................      $0.18          $(0.27)          $0.38          $(0.80)
                                                            -----------      ----------     -----------     -----------
                                                            -----------      ----------     -----------     -----------
     Shares used in basic per share calculation............. 10,015,372       3,767,415       6,817,070       3,767,082
                                                            -----------      ----------     -----------     -----------
                                                            -----------      ----------     -----------     -----------
     Shares used in diluted per share calculation........... 10,802,259       3,767,415       9,386,220       3,767,082
                                                            -----------      ----------     -----------     -----------
                                                            -----------      ----------     -----------     -----------


The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1999            1998
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................   $  3,567,795    $ (1,974,420)

   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ....................................      1,393,332         897,100
     Deferred rent ....................................................        (30,561)        (13,741)
     Deferred compensation ............................................        301,538         167,235
     Changes in assets and liabilities:
       Accounts receivable ............................................        246,530        (559,486)
       Prepaid expenses and other .....................................       (346,013)       (118,775)
       Accounts payable ...............................................        394,035         646,659
       Accrued and other current liabilities ..........................      1,320,170         911,979
                                                                          ------------    ------------
         Net cash provided by (used in) operating activities ..........      6,846,826         (43,449)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments ..............................    (12,300,516)             --
     Purchases of property and equipment ..............................     (2,612,274)       (974,500)
     Other assets .....................................................       (148,141)         11,753
                                                                          ------------    ------------
         Net cash used in investing activities ........................    (15,060,931)       (962,747)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock transactions .................................     32,164,286             312
     Payments of related party loans ..................................       (800,000)             --
     Payments on capital lease obligations ............................       (917,060)       (512,801)
     Proceeds from lines of credit, net ...............................        199,643         592,434
                                                                          ------------    ------------
         Net cash provided by financing activities.....................     30,646,869          79,945
                                                                          ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     22,432,764        (926,251)

CASH AND CASH EQUIVALENTS, beginning of period ........................        816,753       4,630,147
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..............................   $ 23,249,517    $  3,703,896
                                                                          ------------    ------------
                                                                          ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest .............................................   $    287,151    $    154,246
                                                                          ------------    ------------
                                                                          ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized losses ..................................................   $        575    $         --
                                                                          ------------    ------------
                                                                          ------------    ------------
   Capital lease obligations entered into for equipment ...............   $  1,467,746    $  1,271,123
                                                                          ------------    ------------
                                                                          ------------    ------------
   Accretion of redeemable preferred stock ............................   $    486,807    $  1,022,078
                                                                          ------------    ------------
                                                                          ------------    ------------

The accompanying notes are an integral part of these financial statements.

                    NEWGEN RESULTS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated condensed interim financial statements included herein have been prepared by Newgen Results Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Registration Statement on Form S-1 as amended (No. 333-62703), as filed with the Commission. In the opinion of management, these interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at September 30, 1999 and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. Interim results are not necessarily indicative of those to be expected for the full year.

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

2.       INVESTMENTS

         Investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At September 30, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. There were no realized gains or losses for the nine months ended September 30, 1999.

         At September 30, 1999, cash, cash equivalents and short-term investments available for sale consisted of the following (unaudited):

                                                                                             ESTIMATED
                                                                           UNREALIZED           FAIR
                                                           COST          GAINS (LOSSES)        VALUE
                                                     -----------------  ----------------  ----------------
               Cash                                         $2,058,549                $0        $2,058,549
               Cash equivalents                             21,191,880              (912)       21,190,968
                                                     -----------------  ----------------  ----------------
                Total cash and cash equivalents             23,250,429              (912)       23,249,517
                                                     -----------------  ----------------  ----------------
               Short-term investments:
                 Corporate securities                        9,805,566               275         9,805,841
                 Government securities                       2,494,038                62         2,494,100
                                                     -----------------  ----------------  ----------------
                 Total short-term investments               12,299,604               337        12,299,941
                                                     -----------------  ----------------  ----------------
               Total cash, cash equivalents and
                 short-term investments                    $35,550,033             $(575)      $35,549,458
                                                     -----------------  ----------------  ----------------
                                                     -----------------  ----------------  ----------------


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

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------    -------------------------

                                               1999          1998           1999          1998
                                           -----------   -----------    -----------   -----------
                                                  (Unaudited)                  (Unaudited)
NET INCOME (LOSS) PER SHARE - BASIC

Net income (loss) applicable to common
   stockholders                            $ 1,906,656   $(1,004,750)   $ 3,080,988   $(2,996,498)
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------
Weighted average number of common shares    10,015,372     3,767,415      6,817,070     3,767,082
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------
Net income (loss) per share - basic        $      0.19   $     (0.27)   $      0.45   $     (0.80)
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------
NET INCOME (LOSS) PER SHARE - DILUTED

Net income (loss)                          $ 1,906,656   $        --    $ 3,567,795   $        --
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------

Net income (loss) applicable to common
   stockholders                            $        --   $(1,004,750)   $        --   $(2,996,498)
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------

Weighted average number of common shares    10,015,372     3,767,415      6,817,070     3,767,082
Potentially dilutive securities:
    Preferred stock                                 --            --      1,760,559            --
    Stock options                              705,441            --        710,806            --
    Warrants                                    81,446            --         97,785            --
                                           -----------   -----------    -----------   -----------
      Total                                 10,802,259     3,767,415      9,386,220     3,767,082
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------
Net income (loss) per share - diluted      $      0.18   $     (0.27)   $      0.38   $     (0.80)
                                           -----------   -----------    -----------   -----------
                                           -----------   -----------    -----------   -----------


As a result of net operating loss carryforwards, the above net income and earnings per share amounts do not include a tax provision.

4.       STOCKHOLDERS' EQUITY

         On May 21, 1999, the Company consummated its initial public offering and issued 2,724,370 shares of common stock at a price of $13 per share. An additional 1,000,630 shares of common stock were offered by selling stockholders at a price of $13 per share. Concurrently with the offering, a selling stockholder exercised a warrant to purchase 7,576 shares. The Company received proceeds of approximately $32,108,000, net of underwriting discounts, fees and other initial public offering costs.

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

         The following tables summarize segment information for the three and nine months ended September 30, 1999 and 1998.

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                         --------------------------------------------------------------------------------------------
                                             1999                                          1998
                                         (Unaudited)                                    (Unaudited)
                         -------------------------------------------      -------------------------------------------
                           DATABASE                                         DATABASE
                           MARKETING      CONSULTING      CONSOLIDATED      MARKETING      CONSULTING      CONSOLIDATED
                          -----------     ----------       -----------     ----------      ----------       ----------
REVENUES:

Segment revenues          $12,656,016     $1,515,165       $14,171,181     $8,124,378      $1,709,742       $9,834,120
Segment cost of
revenues                    7,158,787      1,285,604         8,444,391      5,837,913       1,333,249        7,171,162
                          -----------     ----------       -----------     ----------      ----------       ----------
    Segment gross profit   $5,497,229       $229,561        $5,726,790     $2,286,465        $376,493       $2,662,958
                          -----------     ----------       -----------     ----------      ----------       ----------
                          -----------     ----------       -----------     ----------      ----------       ----------


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                         --------------------------------------------------------------------------------------------
                                             1999                                          1998
                                         (Unaudited)                                    (Unaudited)
                         -------------------------------------------      -------------------------------------------
                           DATABASE                                         DATABASE
                           MARKETING      CONSULTING      CONSOLIDATED      MARKETING      CONSULTING      CONSOLIDATED
                          -----------     ----------       -----------     ----------      ----------       ----------
REVENUES:

Segment revenues          $35,190,837     $4,675,914       $39,866,751     $22,593,988      $6,615,463      $29,209,451
Segment cost of
revenues                   20,468,800      3,999,208        24,468,008      16,520,650       5,098,403       21,619,053
                          -----------     ----------       -----------     ----------      ----------       ----------
    Segment gross profit  $14,722,037       $676,706       $15,398,743      $6,073,338      $1,517,060       $7,590,398
                          -----------     ----------       -----------     ----------      ----------       ----------
                          -----------     ----------       -----------     ----------      ----------       ----------


The following table reconciles the Company's reportable segments' gross profit to consolidated net income for the periods presented:

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,\
                                               -----------------------------          ---------------------------------
                                                   1999               1998                1999                  1998
                                               ----------         ----------          -----------            ----------
                                                        (Unaudited)                                (Unaudited)
Gross profit from reportable segments          $5,726,790         $2,662,958          $15,398,743            $7,590,398
Operating costs                                 4,192,491          3,292,454           12,172,922             9,520,951
                                               ----------         ----------          -----------            ----------
   Income (loss) from operations                1,534,299           (629,496)           3,225,821            (1,930,553)
Interest income (expense), net                    382,607            (34,562)             352,224               (43,867)
Income taxes                                       10,250                 --               10,250                    --
                                               ----------         ----------          -----------            ----------
  Net income (loss)                            $1,906,656          $(664,058)          $3,567,795           $(1,974,420)
                                               ----------         ----------          -----------            ----------
                                               ----------         ----------          -----------            ----------


6.      COMPREHENSIVE INCOME

        Other comprehensive income for the three and nine months ended September 30, 1999 was immaterial and there was no other comprehensive income for the three and nine months ended September 30, 1998.

7.      SUBSEQUENT EVENTS

        On October 22, 1999, the Company signed a definitive agreement to acquire Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company will pay $11.0 million in cash at closing, which is expected to take place in mid-November 1999, and up to an additional $9.0 million in cash, dependent on certain earn-out criteria. The Company will be acquiring a business that services over 4,000 dealerships. These include approximately 1,800 manufacturer accounts and 1,000 individual dealerships to whom the Company will be providing database marketing services. In addition, there are over 1,200 General Motors dealerships to whom the Company will provide data mining services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Newgen Results Corporation (the "Company") should be read in conjunction with the consolidated condensed unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1, as amended (No. 333-62703).

         Certain statements set forth below and in Note 7 of Notes to Consolidated Condensed Financial Statements above constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those discussed herein and in the Registration Statement on Form S-1, as amended (No. 333-62703), that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

         The Company provides customized, outsourced database management, direct marketing and related services, including consulting, for service departments of automobile dealerships and for automobile manufacturers. The Company has expertise both in database marketing and customer relationship services, as well as an in-depth knowledge of automobile service department operations. Database marketing services revenues consist of revenues from the RESULTS program as well as ancillary products and services.

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

         The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to the implementation of the Around The Wheel program for certain Ford dealers has been substantially completed. However, Ford has extended certain maintenance aspects of the project through August 2000. Consulting revenue is expected to decrease as a result of the completion of the implementation portion of the Around The Wheel contract. The Company currently does not have a commitment from Ford for new consulting engagements beyond August 2000. A majority of the Company's database marketing services are attributable to Ford dealerships. During the nine months ended September 30, 1999 and 1998, sales of RESULTS program and other database marketing services to Ford dealerships for both periods represented 57% of total revenues. The Company continues to provide data mining services to Ford Motor Company. One hundred percent of consulting services were provided to Ford during such periods.

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

         Operating expenses consist of fixed costs, such as selling, general and administrative expenses, technology and product development costs, and the cost of the software rewrite of the core data management and customer retention software system. The Company anticipates that operating expenses will increase as it develops and introduces new services and increases its customer base. Historically, the Company has been able to leverage operating expenses over a growing revenue base, and to the extent that the business continues to grow, the Company expects that operating expenses as a percentage of total revenues will continue to decline even though they are expected to increase in absolute dollars. However, because the Company is generally unable to significantly reduce expenses in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned by sales representatives. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of programming personnel who enhance current services and develop new services. The cost of the software rewrite to the core database management system includes all costs associated with the implementation of the enterprise-wide software application by a third-party developer. The costs of the software rewrite were expensed as they were incurred in 1998. Software rewrite activities undertaken during 1999 were either capitalized in accordance with American Institute of Certified Public Accountants' Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, or were related to the resolution of issues associated with components which were previously expensed. For the nine months ended September 30, 1999, $396,000 has been capitalized. As of September 30, 1999, the Company had not deployed the rewrite because certain functionality, which is required to deploy the system, had not yet been delivered. The Company has informed the vendor that these deficiencies exist in the software and there is no assurance that this functionality will be delivered, or that the system will be deployed in the future.

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

         On October 22, 1999, the Company signed a definitive agreement to acquire Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company will pay $11.0 million in cash at closing, which is expected to take place in mid-November 1999, and up to an additional $9.0 million in cash dependent on certain earn-out criteria. The Company will be acquiring a business that services over 4,000 dealerships. These include approximately 1,800 manufacturer accounts and 1,000 individual dealerships to whom the Company will be providing database marketing services. In addition, there are over 1,200 General Motors dealerships to whom the Company will provide data mining services.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         TOTAL REVENUES. Revenues from database marketing services increased by $4.5 million, or

56%, to $12.7 million in the quarter ended September 30, 1999 from $8.1 million in the quarter ended September 30, 1998. The increase in database marketing services revenues was due primarily to the addition by the Company of 679 dealerships since September 30, 1998, as well as an increase in the delivery of ancillary services. Revenues from consulting services decreased by $195,000, or 11%, to $1.5 million in the quarter ended September 30, 1999 from $1.7 million in the quarter ended September 30, 1998. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around The Wheel consulting project in almost all of its target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $3.2 million, or 140%, to $5.5 million in the quarter ended September 30, 1999 from $2.3 million in the quarter ended September 30, 1998. As a percentage of database marketing services revenues, database marketing services gross profit increased to 43% in the quarter ended September 30, 1999 from 28% in the quarter ended September 30, 1998. This increase was due primarily to increased efficiencies associated with the implementation of the Company's new telephone system. To a lesser extent, the Company also became more efficient in the labor cost per letter and it obtained leverage by spreading the Company's fixed installation costs over a larger revenue base. Gross profit from consulting services decreased by $147,000, or 39%, to $230,000 in the quarter ended September 30, 1999 from $376,000 in the quarter ended September 30, 1998. As a percentage of consulting services revenues, consulting services gross profit decreased to 15% in the quarter ended September 30, 1999 from 22% in the quarter ended September 30, 1998. This decrease was due primarily to the fact that the dealer implementation portion of the Around The Wheel project was in its concluding stages, resulting in less than full utilization of the Company's consultants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $994,000, or 49%, to $3.0 million in the quarter ended September 30, 1999 from $2.0 million in the quarter ended September 30, 1998. The increase was due primarily to increased commissions associated with the selling of longer term contracts for new dealerships. To a lesser extent, the increase was also caused by increased expenditures associated with the Company's marketing department and increased administrative costs associated with the Company's continued growth. Selling, general and administrative expenses were 21% of total revenues for the quarters ended September 30, 1999 and 1998.

         TECHNOLOGY AND PRODUCT DEVELOPMENT COSTS. Technology and product development costs increased by $608,000, or 111%, to $1.2 million in the quarter ended September 30, 1999 from $546,000 in the quarter ended September 30, 1998. As a percentage of total revenues, technology and product development expenses increased to 8% in the quarter ended September 30, 1999 from 6% in the quarter ended September 30, 1998. The increase was due primarily to the Company's decision to invest heavily in new service development, and the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors.

         SOFTWARE REWRITE COSTS. Software rewrite costs decreased by $701,000 to $0 in the quarter ended September 30, 1999 from $701,000 in the quarter ended September 30, 1998. This decrease was due primarily to the fact that the software rewrite activities undertaken in the quarter were either capitalized in accordance with American Institute of Certified Public Accountants' Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, or were related to the resolution of issues associated with components which were previously expensed. As of September 30, 1999, the Company had not deployed the rewrite because certain functionality, which is required to deploy the system, had not yet been delivered. The Company has informed the vendor that these deficiencies exist in the software and there is no assurance that this functionality will be delivered, or that the system will be deployed in the future.

         INTEREST INCOME (EXPENSE), NET. Net interest income increased by $417,000 to $383,000 in the quarter ended September 30, 1999 from net interest expense of $35,000 in the quarter ended September 30, 1998. This increase was due primarily to the increase in cash and investments as a result of the initial public offering.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          TOTAL REVENUES. Revenues from database marketing services increased by $12.6 million, or 56%, to $35.2 million in the nine months ended September 30, 1999 from $22.6 million in the nine months ended September 30, 1998. The increase in database marketing services revenues was due primarily to the addition by the Company of 679 dealerships since September 30, 1998, and to a lesser extent, an increase in the delivery of ancillary services. Revenues from consulting services decreased by $1.9 million, or 29%, to $4.7 million in the nine months ended September 30, 1999 from $6.6 million in the nine months ended September 30, 1998. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around The Wheel consulting project in almost all of the Company's target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $8.6 million, or 142%, to $14.7 million in the nine months ended September 30, 1999 from $6.0 million in the nine months ended September 30, 1998. As a percentage of database marketing services revenues, database marketing services gross profit increased to 42% in the nine months ended September 30, 1999 from 27% for the nine months ended September 30, 1998. This increase was due primarily to increased efficiencies associated with the implementation of the Company's new telephone system. To a lesser extent, the Company also became more efficient in the labor cost per letter and it obtained leverage by spreading the Company's installation costs over a larger revenue base. Gross profit from consulting services decreased by $840,000, or 55%, to $677,000 in the nine months ended September 30, 1999 from $1.5 million in the nine months ended September 30, 1998. As a percentage of consulting services revenues, consulting services gross profit decreased to 14% in the nine months ended September 30, 1999 from 23% in the nine months ended September 30, 1998. This decrease was due primarily to the fact that the Around The Wheel project was in its concluding stages, resulting in less than full utilization of the Company's consultants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.6 million, or 62%, to $9.4 million for the nine months ended September 30, 1999 from $5.8 million in the nine months ended September 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 23% for the nine months ended September 30, 1999 from 20% for the nine months ended September 30, 1998. The increase was due primarily to increased commissions associated with the selling of longer term contracts for new dealerships. To a lesser extent, the increase was also caused by increased expenditures associated with the Company's marketing department and administrative costs associated with the Company's continued growth.

         TECHNOLOGY AND PRODUCT DEVELOPMENT COSTS. Technology and product development costs increased by $1.3 million, or 86%, to $2.8 million in the nine months ended September 30, 1999 from $1.5 million in the nine months ended September 30, 1998. As a percentage of total revenues, technology and product development costs increased to 7% for the nine months ended September 30, 1999 from 5% for the nine months ended September 30, 1998. The increase was due primarily to the Company's decision to invest heavily in new service development and the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors.

         SOFTWARE REWRITE COSTS. Software rewrite costs decreased by $2.2 million to $0 in the nine months ended September 30, 1999 from $2.2 million in the nine months ended September 30, 1998. This decrease was due primarily to the fact that the software rewrite activities undertaken in the period were either capitalized in accordance with American Institute of Certified Public Accountants' Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, or were related to the resolution of issues associated with components which were previously expensed. As of September 30, 1999, the Company had not deployed the rewrite because certain functionality, which is required to deploy the system, had not yet been delivered. The Company has informed the vendor that these deficiencies exist in the software and there is no assurance that this functionality will be delivered, or that the system will be deployed in the future.

         INTEREST INCOME (EXPENSE), NET. Net interest income increased by $396,000 to $352,000 in the nine months ended September 30, 1999 from net interest expense of $44,000 for the nine months ended September 30, 1998. This increase was due primarily to increased cash available for investment as a result of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's inception, the Company has financed its operations primarily through the sale of equity securities and through borrowings under the credit facility with Silicon Valley Bank ("SVB"). Through 1998, the Company raised approximately $14.5 million, net of fees and expenses, through the sale of preferred stock. In May 1999, the Company consummated its initial public offering and raised net proceeds of approximately $32.1 million. The acquisition of the Computer Care division of ADP and associated expenses will require approximately $11.5 million in cash, which will be funded with cash on hand.

         Cash provided by (used in) operating activities was $6.8 million and $(43,000) in the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was primarily due to the net income and collections of accounts receivable in the nine months ended September 30, 1999, compared to the net loss in the same period in 1998.

         Cash used in investing activities was $15.1 million and $963,000 in the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used in investing activities was primarily due to the purchases of short-term investments and property and equipment in connection with the expansion of the business.

         Cash provided by financing activities was $30.6 million and $80,000 in the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by financing activities was primarily due to the proceeds from the Company's initial public offering.

         The Company has a working capital line of credit with SVB that is secured by substantially all of its assets. The total available amount of the line is $5.0 million, with advances limited to 80% of qualified accounts receivable, including a $1.0 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at SVB prime rate (8.25% at September 30, 1999) with maturity date of May 9, 2000. The Company also has a $2.0 million equipment line of credit with SVB that bears an interest rate of SVB prime rate plus .5% with the draw period up to December 31, 1999. The credit facilities contain certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.50 to 1.0. At September 30, 1999, no borrowings were outstanding.

         The Company also has two lease lines of credit of $2.0 million each for equipment acquisitions. These lines of credit expire in December 1999. As of September 30, 1999, $644,000 and $894,000 are available under those lines of credit.

         As of September 30, 1999, the Company has approximately $35.5 million of cash, cash equivalents, and short-term investments. The Company expects to finance short-term obligations through lease financing, reduction of receivables and use of cash on hand. The Company may utilize the credit facility with SVB to meet short term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet capital requirements for at least the next twelve months.

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

         The Company has developed a program to determine its exposure to potential Year 2000 problems and to develop plans to reduce or eliminate its exposure. The Company expects that all phases of this program will be successfully completed by the end of 1999. In the first phase of this program, the Company made a detailed assessment of its computer systems, including the enterprise-wide database management software, to identify those systems which may have Year 2000 problems. The Company has developed plans to correct systems critical to its business. Critical systems are currently being replaced or modified according to plan to eliminate the Year 2000 problems which were discovered. Finally, the Company is conducting a test of internal systems to insure that they are ready for the year 2000.

         The Company has not spent a material amount to date in addressing Year 2000 problems. The funds used to address the Year 2000 problem to date have come from working capital. Additionally, the Company does not expect to spend material amounts during 1999 to complete its assessment of its Year 2000 readiness. Unanticipated costs associated with any Year 2000 compliance may exceed present expectations and harm the business. The Company is also assessing the Year 2000 readiness of its customers and suppliers. Any failure of third party networks, systems or services upon which the business depends could have a material adverse impact on the business. The Company also relies on other systems and services that third parties provide to its customers. As a result, the success of the plan to address Year 2000 issues depends in part on parallel efforts being undertaken by other third parties. The Company has identified and is conducting communications with third parties whose networks, systems or services are critical to the business to determine the status of their Year 2000 compliance. To date, the Company has contacted and received responses from the majority of its third party suppliers concerning their Year 2000 compliance. The Company cannot assure that all such parties have provided, or in the future will provide, accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. The most reasonably likely worst-case scenario resulting from Year 2000 issues is that third-party noncompliance would disrupt, reduce or eliminate for a period of time the Company's ability to service existing customers or to solicit new customers.
If such occurrences are widespread, frequent or long in duration, they could harm the Company's business.

         The Company is developing a contingency plan describing how it will handle Year 2000 problems which would occur if preparatory efforts are not successful. Despite its Year 2000 program or other efforts, the Company cannot assure that all problems have been or will be foreseen and corrected or that no material disruption of the business will occur. Potential systems interruptions and expenditures of significant financial or management resources to solve any Year 2000 issues may have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the failure of customers and suppliers to achieve Year 2000 compliance could result in a reallocation of the Company's financial resources to deal with the issue and reduce customers' ability to utilize services, which could have a material adverse effect on the Company's business, financial condition and results of operation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are included as part of this Report:

                  EXHIBIT NO.         DESCRIPTION OF EXHIBIT
                  ----------          ----------------------
                    10.25             Industrial Lease Agreement dated October 22, 1999 between the
                                      Registrant and The Irvine Company

                    10.26             Equipment Lease Extension dated September 30, 1999 between the Registrant and Phoenix Growth Capital Corp.

                    10.27*            Service Agreement dated October 4, 1999 between the
                                      Registrant and Mitsubishi Motor Sales of America, Inc.

                    27.1              Financial Data Schedule for the nine months ended
                                      September 30, 1999


         * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

         (b) Reports on Form 8-K: On October 22, 1999, Items 5 and 7 were reported.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NEWGEN RESULTS CORPORATION
                           --------------------------
                                 (Registrant)


Date:    November 15, 1999                        /s/ Gerald L. Benowitz
                                                --------------------------
                                                   Gerald L. Benowitz
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)



Date:    November 15, 1999                          /s/ Samuel Simkin
                                                --------------------------
                                                      Samuel Simkin
                                                 Chief Financial Officer
                                              (Principal Financial Officer)