Form 10-K405
period 1999-12-31
NEWGEN RESULTS CORP
filed 2000-03-31
CIK 1022397

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.


                         COMMISSION FILE NUMBER 00024865

                           NEWGEN RESULTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                DELAWARE                                     33-0604378
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   12680 HIGH BLUFF DRIVE, SUITE 300
         SAN DIEGO, CALIFORNIA                                  92130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 481-7545

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $57,828,113.*

    The number of shares outstanding of the registrant's Common Stock was 10,144,304 as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2000 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1999.

    Certain Exhibits filed with the registrant's (i) Registration Statement on Form S-1 (Registration No. 333-62703), as amended; (ii) Quarterly Report on Form 10-Q for the quarter ended June 30, 1999; (iii) Current Report on Form 8-K dated November 1, 1999; (iv) Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; and (v) Current Report on Form 8-K dated December 16, 1999, as amended on February 14, 2000, are incorporated by reference into Part IV of this Report.








    * Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 15, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                           NEWGEN RESULTS CORPORATION

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
                                                       PART I
Item 1.         Business..............................................................................     1
                Introduction..........................................................................     1
                Industry Background...................................................................     1
                The Newgen Solution...................................................................     3
                Growth Strategy.......................................................................     4
                Services..............................................................................     6
                Sales and Marketing...................................................................     9
                Operations............................................................................    10
                Technology............................................................................    11
                Competition...........................................................................    12
                Telemarketing Regulations.............................................................    13
                Employees.............................................................................    13
                Executive Officers....................................................................    13
                Risk Factors Related to Our Business..................................................    15
Item 2.         Properties............................................................................    26
Item 3.         Legal Proceedings.....................................................................    26
Item 4.         Submission of Matters to a Vote of Security Holders...................................    26

                                                       PART II
Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters..................    27
Item 6.         Selected Financial Data...............................................................    27
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations............................................................................    28
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk.............................    33
Item 8.         Financial Statements..................................................................    33
Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial
                Disclosure............................................................................    33
                                                      PART III
Item 10.        Directors and Executive Officers of the Registrant....................................    34
Item 11.        Executive Compensation................................................................    34
Item 12.        Security Ownership of Certain Beneficial Owners and Management........................    34
Item 13.        Certain Relationships and Related Transactions........................................    34
                                                       PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    35
                Signatures............................................................................    38


                                   TRADEMARKS

      Newgen-Registered Trademark-, Newgen Results-Registered Trademark-, ROAD-TM-, Ultimate Service-TM- and Carabunga.com-TM- are our trademarks. All other trademarks, servicemarks and/or tradenames appearing in this document are the property of their respective holders.

                                     PART I

ITEM 1.  BUSINESS

      YOU SHOULD READ THE FOLLOWING TOGETHER WITH THE MORE DETAILED INFORMATION REGARDING OUR COMPANY, OUR COMMON STOCK AND OUR FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS APPEARING ELSWHERE IN THIS DOCUMENT OR INCORPORATED HERE BY REFERENCE. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT SPECIFICALLY LIMITED TO THOSE DESCRIBED BELOW IN "RISK FACTORS RELATED TO OUR BUSINESS" AND ELSEWHERE IN THIS FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

      We were incorporated in California in February 1994 and we reincorporated in Delaware in December 1998.

INTRODUCTION

      Newgen provides customized, outsourced database management, direct marketing and related services for automobile dealerships' service departments and automobile manufacturers. We believe that the combination of our breadth of services, our customer base and our technological innovations make us among the leaders in the industry. We combine our expertise in database marketing and customer retention services, our focus on customer service and our in-depth knowledge of automobile service department operations to provide highly targeted and customized solutions. Our RESULTS Program employs efficient and cost-effective technology to enable dealerships to increase their number of service department customers as well as revenues per customer. In addition, we believe our services improve the operations and processes of a dealership's service department thereby differentiating the dealership from its competition and creating enhanced customer satisfaction and loyalty. We have grown our customer base from 177 dealerships at December 31, 1995 to 5,175 dealerships at December 31, 1999, notwithstanding competition from a number of competitors, including two companies with significantly greater resources.

INDUSTRY BACKGROUND

      Increasing competition is driving businesses to enhance their market position by strengthening relationships with existing customers and targeting new markets and customers. While technological advances, such as the Internet, are making information more accessible and less expensive, the marketing costs to reach and retain customers is increasing. As a result, businesses are trying to use their marketing resources more efficiently and effectively to drive customer retention and loyalty through the use of specialized information products and data management services. Many businesses, however, lack the technology infrastructure or expertise to implement these new marketing methods. Businesses are increasingly electing to outsource key processes to service providers that are able to apply advanced database systems to capture, process and store customer and market information, and use this experience to provide targeted and effective services.

      The automobile industry is relatively mature. According to the National Automobile Dealers Association ("NADA"), the number of automobiles sold annually by dealerships has not grown significantly between 1987 and 1998. A number of industry and market trends, however, are affecting the future structure of the industry. Over the next five years, the number of automobile dealerships in the United States is expected to decrease, reflecting the consolidation of the industry into fewer and larger dealerships. In addition, margins on sales of new vehicles are decreasing because of the emergence of megadealers and Internet-based comparison shopping. According to the NADA, the average dealership realized pre-tax income margins of only 1.74% in 1998. We believe that the emergence of megadealers resulting from the industry's consolidation, together with emerging sales and marketing channels such as the Internet, will lead to greater professionalization of management at dealerships, and correspondingly, more sophisticated approaches to increasing dealership revenues and margins.

      Automobile dealerships historically have focused on sales of automobiles, viewing customer retention for service-related revenue as being secondary. Customer dissatisfaction with dealership service combined with increased competition from other service outlets, such as Sears Auto Center or Jiffy Lube, have caused consumers to avoid returning to dealerships for vehicle service or maintenance. Based on our experience, we believe that dealerships perform only a small portion of required maintenance on the automobiles they sell.
The balance of maintenance is performed elsewhere. Moreover, those that do return for service historically do not always receive satisfactory customer service. Dealerships provide only a small portion of service on all automobiles in the United States. For example, we believe that U.S. consumers spend approximately $250 billion annually to service and repair their vehicles, but according to the NADA, in 1998 dealerships provided only $64 billion, or approximately 25%, of those services. Not only are dealerships performing a small portion of all service on automobiles, but their revenue from warranty-related service is declining. The reduction in revenues from warranty-related service is due to increased scrutiny of warranty claims and higher quality manufacturing of automobiles. As a result, dealerships are being forced to rely more on customer pay labor and parts sales in order to replace lost warranty-related service revenues.

      Dealerships are realizing that their parts and service departments represent an opportunity for increased revenues and profits. More importantly, despite declining market share of service related spending by consumers at dealerships, the percentage of dealership profits generated from the service and parts department has increased from approximately 16% in 1985 to approximately 47% in 1998. Based on these trends, we believe that dealerships will increase the portion of their marketing budgets dedicated to automobile service department customer retention and loyalty programs.

      Typically, automobile dealerships have used general mass media advertisements, bulk mail coupons or generic reminder notices to promote their services. However, the effectiveness of these solicitation techniques is limited for several reasons. First, because these forms of marketing often involve untargeted mailings, many solicitations are sent to individuals who no longer own their vehicle. In addition, these general marketing solicitations lack the impact associated with a more focused marketing program. Furthermore, these solicitation techniques have limited data gathering and storing capabilities and do not allow dealerships to receive customer feedback, or monitor customer response. Because of the deficiencies of these traditional marketing methods, such methods also tend to be expensive when compared to the amount of revenue they generate for dealerships. Some manufacturers have attempted to support their dealerships through manufacturer sponsored marketing. However, many manufacturers do not have specific information about dealership customers nor do they track maintenance activity at the dealerships. Consequently, many manufacturers are unable to develop effective nationwide programs to encourage customers to return to dealerships for service.

      The proper implementation of a targeted marketing campaign promoting automobile service is highly complex. Maintenance schedules vary immensely from vehicle to vehicle. At a typical Ford dealership, for example, there may be as many as 2,500 different maintenance schedule combinations based on a vehicle's model, year, engine and other characteristics. Matching the correct maintenance schedule to each vehicle, while taking into account other factors such as the owner's driving habits, service history of the car, seasonal and regional variations, and any special maintenance programs offered by the dealership, requires complex algorithms and advanced data management systems. Adding to this complexity, dealerships need to manage and update their databases of service customers in order to eliminate customers who should not be solicited and to focus on customers who are most likely to return for service. Ensuring that the right maintenance reminder gets to the right person at the right time requires sophisticated database marketing techniques and the use of a system that continuously updates customer data and monitors the results of the marketing campaign.

      While advances in technology and information processing now permit dealerships to engage in highly targeted marketing initiatives, these initiatives are generally dependent upon complex and costly data management processes. For example, dealerships require sophisticated systems that enable the purification of databases that contain old or inaccurate data to effectively market to customers. Dealerships are increasingly focusing on their core competency of selling automobiles and outsourcing to experts the development and implementation of complex processes that support and enhance their business objectives. Thus, automobile dealerships need outsourced services that employ efficient and cost-effective technology to increase the number of service department customers per dealership and dealership revenues per customer. These services will also improve the operations and processes of the dealership thereby differentiating the dealership from its competition and creating increased customer satisfaction and loyalty.

THE NEWGEN SOLUTION

      Newgen provides customized, outsourced database management, direct marketing and related services for automobile dealerships' service departments and automobile manufacturers. Our expertise in both database marketing and customer retention services, as well as our in-depth knowledge of automobile service department operations enables us to provide comprehensive and highly targeted marketing and service solutions.

      Our RESULTS Program promotes automobile service business from a dealership's customer base by using direct marketing campaigns involving direct mail and outbound teleservice follow-up. We implement our RESULTS Program for automobile dealerships using a dealership's own customer and transaction data that we process and purify to ensure the data is current and relevant. After downloading a dealership's database into our system, we combine the data with maintenance schedule databases and our proprietary databases and algorithms to develop customized solicitations targeting service visits. Our system tracks every dealership customer in order to update the database appropriately throughout the solicitation process and to provide feedback to the dealership. Our services are designed to:

      - attract more service customers to dealerships from the dealerships' customer base;

      - attract more sales customers to dealerships from the dealerships' customer base;

      -  increase dealership revenues per customer;

      -  promote customer loyalty;

      -  increase customer satisfaction;

      - differentiate the dealership from its competition through improved operations and processes; and

      - provide dealership customers with the benefits of a safer vehicle with increased resale value.

      Our studies indicate that over the course of a year, customers we solicit for a dealership will visit that dealership more than three times as often, and spend more than two and one-half times as much on service, compared to customers with similar demographic characteristics not solicited by us. Furthermore, customers solicited by us are more than three times more likely to purchase a new vehicle from the dealership compared to unsolicited customers.

      Our RESULTS Program significantly reduces untargeted solicitations and unnecessary expenses. This, in turn, increases a dealership's return on investment compared with untargeted customer retention programs. As a result, we estimate that approximately 25% to 30% of dealership customers solicited by us return to the dealership for vehicle service. This compares very favorably with response rates for direct mail marketing campaigns, which typically range between 1% and 3%. Through our teleservice department, we are able to forward dealership customer concerns to the dealership before those customers defect to alternative service providers. Dealerships can address these concerns and significantly increase the satisfaction of their customers. In addition, we provide dealerships with comprehensive monthly management reports that track response rates and spending habits of solicited customers. Dealerships can therefore measure the quantifiable financial and customer retention benefits attributable to our services. We have an extensive customer support infrastructure to provide assistance to dealership management in understanding the benefits of our services. We also advise dealerships on methods of customized solicitation, such as promotions, coupons and special targeted programs, and work closely with our customers to accommodate their individual requests and needs. In providing all of these services, we regularly contact most of our customers either by telephone or at their facility.

      We have recently introduced a number of new services that utilize our expertise in automobile service department operations and complement the RESULTS Program. Our Reservations Service provides dealerships with a solution for the challenges of scheduling service appointments with dealership customers and, subsequently, loading the service department for maximum efficiency. Our Connections Service provides a survey tool, so that dealerships may receive feedback from their customers. These services, together with others in development, evidence our ability to leverage our existing database marketing and customer retention expertise to provide a range of additional outsourced services to dealerships.

      We have also recently incorporated two wholly-owned subsidiaries to provide additional services to automobile dealerships and manufacturers. The first, Newgen Management Services, Inc. ("Newgen Management Services"), provides outsourced management for dealership service departments, under the Ultimate Service brand. Many dealerships view the operation of the service department as a difficult process, and want a third party to assist them in managing their fixed operation. Newgen Management Services provides two individuals to dealerships to direct the operations of the dealership parts and service operation. These employees implement a number of processes and procedures at the dealership, including the utilization of the RESULTS Program and Reservations Service. Newgen Management Services recently received an endorsement from the Dealer Development division of Ford Motor Company, whereby Newgen Management will provide Ultimate Service to twenty dealerships.

      Our second new subsidiary, Carabunga.com, Inc., utilizes the Internet as a marketing tool for dealerships. It is intended to be the first automotive dealership Internet portal that offers one-to-one marketing programs in the industry. The Internet site will include three value-added products for dealerships and manufacturers. These products are discussed further below in "Services - Carabunga.com."

      We maintain a close working and strategic relationship with Ford. We strongly believe that our work with Ford supports our own marketing and product development efforts as well as our credibility with dealerships. Ford also has acted as a key reference account in our effort to develop relationships with other manufacturers. The key elements of our relationship with Ford include:

      - marketing programs developed jointly by us and Ford for deployment to Ford dealerships nationwide;

      - private labeling by Ford of our database marketing services as the Quality Care Maintenance Reminder System; and o a consulting engagement which puts us in contact with Ford dealerships.

      Our Consulting Division leverages its expertise in automobile service department operations to develop and implement new techniques and programs that enable dealerships to grow their business, streamline inefficient processes and more effectively market their services. We believe that our consulting services enhance our overall understanding of dealership needs and processes, and also reinforce our business relationship with such dealerships. In addition, the Consulting Division is a key generator of new service ideas that can be deployed throughout our dealership base. For example, our Pricing Center Program was developed by our Consulting Division and is now implemented throughout our Ford dealership base. We expect to transition all of our consultants to Newgen Management Services through fiscal year 2000.

GROWTH STRATEGY

      Newgen's objective is to be the leading provider of customized, outsourced database management, direct marketing and related services for automobile dealerships and manufacturers. Using our sophisticated database management capabilities, personalized customer service and in-depth knowledge of automobile service department operations, we have quickly and effectively penetrated the automobile dealership and manufacturer industry. Our growth strategy consists of the following key elements:

      PROVIDE SERVICES TO MORE AUTOMOBILE DEALERSHIPS. We have experienced significant growth in the number of dealerships we service. Our customer base has grown from 177 dealerships at December 31, 1995 to 5,175 dealerships at December 31, 1999. Our strategy to increase our share of the automobile dealership market consists of the following elements:

      -  increasing the size of our direct field sales force;

      -  more actively marketing our services to dealerships;

      - continuing to expand our field force of customer satisfaction representatives to service and sell to our dealership base;

      - seeking to establish additional manufacturer relationships using the Ford relationship as a model;

      -  lengthening the term of our dealership contracts; and

      -  acquiring complimentary businesses or technologies.

      INCREASE THE NUMBER OF ACTIVE NAMES PER AUTOMOBILE DEALERSHIP. Our revenues for the RESULTS Program are based on a monthly fee per active name in our database. As a result, dealerships generally control the number of active names in our database in order to control their expenses. Currently, we solicit approximately 15% of our total database, and we believe that this is only 40% of our potential customers. We seek to increase the number of active names per dealership by demonstrating a tangible return on investment to dealerships resulting from our programs. As we further demonstrate the economic value of our services to our customer base, we believe dealerships are likely to increase the number of active names that we solicit. We are focused on developing tools and sales techniques designed to emphasize the tangible financial benefits of our services.

      OFFER A BROAD RANGE OF CUSTOMIZED DIRECT MARKETING SERVICES TO AUTOMOBILE DEALERSHIPS. We intend to cross-sell new services to satisfied dealerships, as well as to sell broader lines of services to new customers. For example, we recently introduced two new targeted direct marketing programs:

      - Reservations - designed to improve the efficiency of service department appointment scheduling and shop loading; and

      - Connections - a survey tool that enables customers to provide feedback to dealerships through a variety of methods.

In addition, we are currently developing several other innovative services and programs. For example, as detailed in other sections herein, our Carabunga.com subsidiary is developing a web-based marketing portal for dealerships.

      UTILIZE THE INTERNET AS A DELIVERY PLATFORM FOR OUR SERVICES. We believe that the Internet may provide a compelling platform to deliver our database management and direct marketing services for automobile dealerships and manufacturers. We have begun to develop a number of on-line services that complement and extend the capabilities of our current services. We believe that e-mail may serve as an effective mechanism for delivering service reminder notices. We have been collecting e-mail addresses through our dealership customer contacts and are delivering our RESULTS Program using e-mail for those customers who have expressed a preference for e-mail. Our Connections Service will allow dealers to survey their customers via e-mail. We recently introduced our Reservations Service, which we intend to make accessible over the Internet such that dealership customers will be able to schedule service appointments on-line. We have recently developed ROAD, a service that is designed to allow dealerships to access, manipulate and query our database and receive our management reports over the Internet. We intend to continue to actively develop services that leverage the Internet's advantages as an information and content delivery platform.

      ACQUIRE COMPLIMENTARY BUSINESSES AND/OR TECHNOLOGIES. We may seek to expand our operations and use our technology and process expertise by investing in or acquiring businesses or technologies complementary to our existing operations. For example, on November 30, 1999, we acquired Computer Care (a New York general partnership and division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP")). Computer Care has over 2,000 customers and manufacturer relationships with Volkswagen, Audi, Jaguar, Volvo, Hyundai and Kia. The average Computer Care dealership spends approximately $450 per month, compared to approximately $1,500 per month for the average Newgen dealership. Over time, we hope to change the spending habits of the former Computer Care customers to more closely mirror Newgen customers. We also hope to sell these customers our additional products and services. We cannot assure you that any future acquisitions will be completed or that, if completed, any such acquisitions will be effectively integrated with our operations. For a discussion of risks associated with our recent acquisition and future acquisitions, see "Risk Factors Related to Our Business- We May Engage in Future Acquisitions that Dilute Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities."

SERVICES

      Newgen's services include (1) the RESULTS Program, (2) Reservations Service, (3) Connections Service, (4) Ultimate Service, and (5) Carabunga.com. All of our services utilize our expertise in both database marketing and customer retention services, as well as our knowledge of automobile service department operations.

      RESULTS PROGRAM

      The RESULTS Program promotes automobile service business from a dealership's own customer base by using direct marketing campaigns involving direct mailing and outbound teleservice follow-up. We implement our RESULTS Program on behalf of dealerships using dealership customer and transaction data that we process and purify to ensure that the data is current and relevant. We enhance the dealership's database by combining it with maintenance schedule databases and our own proprietary databases and algorithms to develop customized solicitations targeting service visits. Our closed-loop customer retention system tracks the status of each dealership customer to enable targeted and personalized interaction and follow-up with the customer at every phase of the solicitation process. We monitor results daily and provide dealerships with comprehensive monthly management reports that track maintenance, response rates and spending habits of solicited customers.

      DATABASE UPDATING, MAINTENANCE AND INTEGRATION. Our RESULTS Program is based on sophisticated data management. The first phase of the RESULTS Program is a download of a dealership's database of customer transaction data onto our database management system. This initial data download is comprehensive, but often inaccurate. To ensure our database is current, we also download customer transaction data each time a dealership customer comes into the dealership. We use this data to update the information and history relating to a particular customer or vehicle. This data is compiled to develop a maintenance schedule for each vehicle in the database. In order to maximize response rates, we purify each dealership's initial database by eliminating:


      -  dealership employees;

      -  fleet customers performing their own maintenance;

      -  dealership trades;

      - database records with incomplete names, addresses, or missing or incomplete vehicle identification numbers; and

      - other vehicles that are inappropriate for dealership servicing (such as a Dodge purchased at a Toyota dealership).

      CUSTOM DATA MANAGEMENT. We use the purified, enhanced database and our industry knowledge and expertise to design and execute a customized direct marketing campaign for the dealership. After the data is analyzed, it is then overlaid on other relevant databases such as maintenance schedules or zip code exclusion tables. We consult with dealerships on a customized program that takes into account maintenance schedules, geography, demographics and the dealership's service operations. Once our database includes all of the necessary data, we are able to execute the RESULTS Program and begin to provide direct marketing services.

      TARGETED DIRECT MAIL SOLICITATION. We send to each dealership customer a personalized letter on that dealership's letterhead. The personalized letter is tailored to each customer's car make, mileage and maintenance schedule, indicating that the vehicle is due for service. The letter also describes the suggested service required, as well as dealership contact information and hours of operation. We can then monitor the response rate of our direct mail solicitations through regular transaction downloads from dealerships, as well as use the most current information to update and enhance our database for each dealership. We also utilize e-mail reminder notices instead of letters for those customers who have expressed a preference for e-mail.

      TELESERVICE FOLLOW-UP. If the regular transaction downloads show that the vehicle owner did not visit the dealership within a specified time after the personalized letter or e-mail is sent, a telephone solicitation from Newgen is made on behalf of the dealership, encouraging the dealership customer to bring the vehicle to the dealership for service. Ideally, the Newgen teleservice representative speaks directly to the dealership customer and is able to:

      -  confirm the vehicle's mileage;

      -  explain the type of service that is due;

      -  set an appointment for service of the vehicle; and

      -  obtain customer feedback for dealerships.

      If an answering machine is reached, a message is left for the dealership customer. Our research indicates that the response rate from solicitations by telephone messages is approximately the same as solicitations by direct telephone contact. If an appointment is scheduled, the dealership customer's name returns to the database for future solicitation. If the dealership customer is no longer appropriate for solicitation (for example, because the customer sold the vehicle or moved away), the name is made inactive in the database and no longer solicited. If Newgen's teleservice representatives receive a complaint from a dealership customer, a "customer opportunity" form is created identifying the reason for the dissatisfaction (for example, the customer experienced a rude service advisor or the vehicle was not ready when promised). Each "customer opportunity" form is immediately sent to the dealership via facsimile. These forms provide an opportunity for dealerships to salvage fragile customer relationships and improve customer retention. We believe that our teleservice calls are effective because they are not made as sales calls. Rather, they are simply reminder calls provided as a service to the vehicle owner.

      CLOSED-LOOP SYSTEM. The RESULTS Program is a closed-loop system that allows Newgen to know whether a dealership customer has responded to our direct marketing services. By updating our database throughout the solicitation process, our closed-loop system is designed to ensure that all dealership customers experience appropriate and personalized interaction and follow-up. The RESULTS Program is effective because we are able to maintain the most current record possible for each dealership customer and vehicle. As a result, we minimize inappropriate and ineffective solicitations.

      COMPREHENSIVE MANAGEMENT REPORTS. Each month, we produce comprehensive management reports for each of our dealerships. These reports are sent to dealerships shortly after the end of the month and contain specific, quantifiable information about the results of their customized program. The information in these reports includes data on customer spending habits, return on the dealership's investment and database purification. These reports also contain information on service advisor performance and other relevant feedback enabling the dealership to improve its operations and processes. We are also able to provide manufacturers with consolidated management reports, which enables them to track the progress of their dealerships.

      RESERVATIONS SERVICE

      One of the most challenging processes for the service department of an automobile dealership is the reservations process. The service department is difficult for the dealership to staff appropriately, such that service advisors often spend inadequate time with customers on the phone to address service or maintenance concerns, especially at peak times such as Monday mornings. Furthermore, service advisors may not check the dealership customer's service history report to determine whether or not the customer is due for additional maintenance that could result in additional revenue to the dealership. Finally, service advisors generally are not trained in proper service shop loading techniques, resulting in an inefficient system for completing service orders.

      Newgen's Reservations Service is designed to overcome these challenges. When a dealership customer calls the dealership to set an appointment for service, the call is transferred to Newgen's teleservice facility. Through our database, the dealership customer's service history is accessed along with the dealership's service calendar. Newgen service representatives are trained to ascertain the nature of the problem with the vehicle. At the same time, the teleservice representative can recommend other needed maintenance. We then transmit the reservation information to the dealership's computer system. Through Newgen's proprietary scheduling algorithm, the repair work is scheduled for a mutually convenient time that is designed to load the service department for maximum efficiency. Newgen currently has ten dealerships in pilot, and expects to launch this service on a larger scale during the third quarter of 2000. The Reservations Service is only available to dealerships who use our RESULTS Program.

      In addition, Newgen will offer dealership customers the ability to make service reservations with the dealership via the Internet. When a dealership customer receives an e-mail reminder, he will be able to click on a link that will allow him to make a service reservation on-line.

      CONNECTIONS SERVICE

      Many dealerships call their customers after a service visit to inquire about the quality of their experience. We are well positioned to provide this service through our Connections Service on an outsourced basis because we already acquired the necessary data as part of our RESULTS Program. Our Connections Service is a survey system that enables our dealerships to track their customer satisfaction. This program allows us to leverage our existing teleservice expertise and operational infrastructure.

      We gather customer responses through three methods. First, we place a kiosk at the service cashier's desk, at which a customer can input, on a touch screen, responses to various questions regarding the service experience. The survey can be supplemented by a telephone call or an e-mail a few days after the service, to ensure that the vehicle is working properly. Feedback from these surveys is sent to the dealership on a regular basis, with immediate notification to the dealership of any responses that would warrant special handling.

      ULTIMATE SERVICE

      Our subsidiary, Newgen Management Services provides outsourced management for dealership service departments, under the Ultimate Service brand. Many dealerships view the operation of the service department as a difficult process, and want a third party to assist them in managing their fixed operation. Newgen Management Services provides two employees to the dealership, who have line authority to direct the operations of the parts and service operation. These employees implement a number of processes and procedures at the dealership, including the utilization of the RESULTS Program and Reservation Service. Newgen Management Services recently received an endorsement from the Dealer Development division of Ford Motor Company, whereby Newgen Management will provide Ultimate Service to twenty dealerships.

      Newgen also leverages its industry expertise in the parts and service departments' operations of automobile dealerships through its Consulting Division. We currently have a separate consulting purchase order to help Ford dealerships increase sales of tires and brakes. This program is called Around The Wheel and is expected to conclude in September 2000. We expect to redeploy our consultants into Newgen Management Services at the conclusion of the existing contract.

      CARABUNGA.COM

      Our other subsidiary, Carabunga.com, Inc., utilizes the Internet as a marketing tool for dealerships. It is intended to be the first dealership portal for one-to-one marketing programs for the automotive industry. The Internet site will showcase the following three value-added products for dealers and manufacturers:


      - E-PROMOTIONS will identify service customers who are ready to purchase another vehicle and create an on-line program of specialty letters and telephone follow-up calls.

      - E-COUPONS will provide an electronic format for the delivery of coupons that offer discounted services.

      - ROAD will provide an electronic format that will enable dealerships and manufacturers to analyze and purify their customer database for consumer trends, perform data visualization and mapping techniques, and consequently generate lists of customers who are ready to buy another vehicle.

      For a discussion of risks associated with the introduction of new services, see "Risk Factors Related to Our Business-We Will Need to Introduce New Services to Expand Our Business."

SALES AND MARKETING

      SALES

      At December 31, 1999, we employed 45 sales professionals located in major markets throughout the United States. Although our sales representatives and their supervisors do receive a small monthly expense allowance, the sales force is otherwise compensated exclusively by commission. The commission is based on a salesperson's implementation of the RESULTS Program and other programs at the dealerships. In addition, at December 31, 1999, we had 18 customer satisfaction representatives located throughout the United States. We believe their regular visits to our customers increase both dealership awareness of our services and an appreciation of the benefits and value of our services. Our experience has been that educated and satisfied customers are more likely to provide us with referrals to other dealerships. In addition, our attention to our customers has helped us increase the number of active names in our database and the number of services that we provide to our individual dealerships, and reduce cancellations.

      The continued consolidation of automobile dealerships has enabled us to target our sales efforts more effectively. Because the larger dealerships are able to derive the greatest benefit from our services and represent our greatest potential source of revenue, our sales professionals focus primarily on these dealerships.

      Newgen uses two different strategies for selling services to automobile dealerships. When a manufacturer or dealership group recommends our services, our salesperson is able to more effectively contact the dealership principal. Our salesperson also is able to make a sales presentation that is tailored to the manufacturer or dealership group program. Manufacturers influence the decisions made by dealerships through both financial and non-financial incentives and support our sales efforts. For example, Ford's recommendation of our services has been instrumental in securing appointments with Ford-affiliated dealership principals. In turn, sales of our services to Ford dealerships have increased. In addition, through Ford-sponsored dealership seminars, we have enrolled several hundred dealerships in our Around the Wheel Program. Other benefits of a manufacturer's recommendation include co-branded marketing materials and administrative support with our management of receivables and the fee collection process.

      When a dealership is not affiliated with a manufacturer that recommends our services, our sales representatives directly solicit the dealership. We employ an active prospecting and sales management process intended to increase direct sales by facilitating appointments with key decision makers at dealerships. Regional market-support personnel address administrative responsibilities for teams of salespeople. Word-of-mouth, cold-call prospecting by market-support personnel, special mailings to dealerships and booths at local and regional dealership exhibits create sales leads that are then responded to by sales representatives. In addition, we have an internal database system that electronically tracks our customer prospects throughout our solicitation of new business.

      We believe that our credibility among automobile dealerships is based on our ethical sales practices, demonstrated industry expertise, manufacturer recommendations, leading edge technology and efficient back office operations.

      MARKETING

      Our marketing department is responsible for the development and maintenance of manufacturer accounts through its business development managers. In addition, our marketing efforts focus on enhancing Newgen's brand name recognition. The marketing department is also responsible for our participation in the annual National Automobile Dealers Association trade show, dealership association presentations, as well as other smaller regional trade shows across the United States that increase awareness of Newgen's services.

OPERATIONS

      We have developed broad expertise in the operational aspects of database management, direct marketing and teleservice. Our core competencies include:

      - developing and installing databases with dealership-specific information;

      - downloading dealership data through our highly automated computer system;

      -  purifying and enhancing data;

      -  maintaining automobile maintenance schedules; and

      - providing systems for personalized customer solicitation through direct mail and teleservice.

      In December 1997, we completed the certification process for ISO 9001. To become ISO 9001 certified, an independent certifying agency audited our internal processes and certified that they met a set of specific international quality standards established by the International Standards Organization. In February 2000, we passed an ISO 9001 audit, enabling us to retain our ISO 9001 certification. We believe that ISO 9001 certification will allow Newgen to achieve special vendor status with major manufacturers by signifying our attention to quality and operational excellence. We believe that our operations expertise provides us with a competitive advantage and is a key reason for the growth of our customer base.

      INSTALLATIONS. The installation department has the initial interaction with a dealership in implementing the RESULTS Program. This department's activities consist primarily of programming scripts to obtain dealership data via modem, ensuring that all appropriate maintenance schedules and dealership information are input to our database system and creating customized digital letterhead for sending to dealership customers. In addition, the installation department works with dealerships to develop customized dealership-specific information for our database or other special dealership offerings, such as "winterization" packages in Michigan or "desert protection" plans in Texas. The installation department also creates letter templates for the direct marketing component of our business. Finally, our installation department is utilized to help install Computer Care dealerships on the RESULTS Program.

      COMPUTER OPERATIONS. The computer operations department downloads the initial data from the dealership and is responsible for downloading data from the dealership on a daily basis. For most dealerships, data is automatically downloaded nightly containing a detailed list of dealership customers who have come in for service or have purchased a vehicle, although we recently signed an agreement with ADP to download this information to us. This highly automated system allows us to know whether a contacted dealership customer has come in for service or made an appointment. If the dealership customer has had his or her vehicle serviced, the record is returned to the file for future solicitation. If the dealership customer does not come in for service within a time frame specified by the dealership, the name is transferred to a phone list. The computer operations department is also responsible for maintaining our HP9000 and Sun computers. In addition, the computer operations department facilitates the analysis of data for sale to manufacturers as part of our data warehousing and mining services.

      DATABASE OPERATIONS. Newgen is focused on maintaining a comprehensive transaction database by concentrating on continuous database purification. The database operations department prepares new records for processing by ensuring that each dealership customer name has a proper salutation, proper address (utilizing the National Change of Address Registry) and that each address is in compliance with postal regulations. The database operations department also processes the files that are used to generate letters and downloads these files to our print vendors. Newgen's print vendors then utilize innovative print-on-demand technology to generate customized letters on dealership letterhead.

      Dealerships are able to change the number of active customers in their database at any time. New names are added to the database whenever an existing active name is made inactive as part of the ongoing database purification activities or when a new vehicle is sold. This process helps us maintain the number of active names requested by the dealership. The database operations department also develops the general and dealership-specific information for our database. This database includes current information on virtually every make and model of vehicle produced for sale in North America and their recommended maintenance schedules. These standard maintenance schedules include a combination of time parameters (for example, every six months) and mileage parameters (for example, every 3,000 miles). Our proprietary software individualizes these schedules by making adjustments for the driving habits of each vehicle owner in our database.

      TELESERVICE. The teleservice department contacts dealership customers that do not respond to solicitation letters. At December 31, 1999, the teleservice department had 83 full-time and 82 part-time employees. The teleservice department currently contacts almost 1 million customers per month. When a personal contact cannot be made, a message is left for the dealership's customer. Our research indicates that the response rate from solicitations by telephone messages is approximately the same as solicitations by direct telephone contact. When a contact is made, the teleservice department either makes an appointment for the dealership, or "closes the loop" by establishing reasons for non-response. Teleservice representatives may also identify dealership customers who are dissatisfied with the dealership and do not wish to return for service. We believe that our teleservice calls are effective because they are not made as sales calls. Rather, they are simply reminder calls provided as a service to the vehicle owner.

      CUSTOMER SERVICE. The customer service center ensures that the needs of dealerships are addressed. This department answers questions from dealerships and our own employees about all of our services. The customer service center also implements changes to a dealership's program, such as letter changes and maintenance schedule changes. We use the information we gather through our customer service center to constantly improve our processes. This department employed 41 people at December 31, 1999 and is available to answer questions 24 hours a day, seven days a week. In addition, we employed 15 customer service representatives in our Computer Care division.

      CUSTOMER SATISFACTION. The mission of our customer satisfaction department is to improve dealership satisfaction and retention. At December 31, 1999, the department consisted of 18 field representatives. Our field representatives regularly visit our customers. During the field visits, our representatives proactively deal with any issues that may have arisen at the dealership, such as management or operational changes. In addition, the field representatives review management reports with dealership representatives and explore new avenues for revenue enhancement with the dealership. The field representatives are able to introduce new services to dealerships during their visits, thereby supplementing the efforts of the sales department.

TECHNOLOGY

      We are a leader in applying advanced technology to database management and direct marketing. Our current software and database systems have been developed over several years, and while we have increased their functionality as we have grown, our system requires further enhancement. We have, where necessary, license agreements for the software we use from third parties.

      In order to take advantage of the most current advanced technology, we will migrate our current system to a new system. We expect to complete this migration by the second quarter of 2001. We expect to greatly enhance our core computing and database management services through the implementation of the migration. We believe that the improvements in our operating processes as a result of the migration will produce a significant return on our investment through cost savings. In particular, we believe the migration will:

      -  provide us with increased scalability as our customer base grows;

      - result in a more flexible database that will enhance our ability to provide new services and customized extract reports;

      -  enable us to introduce new products and services more quickly;

      -  increase our data processing efficiency;

      - enhance our ability to utilize the Internet as part of future service offerings;

      - improve our customer service by providing more effective user interfaces and information; and

      - strengthen our ability to more effectively purify data, which will greatly reduce labor and postage expense.

      The new system will utilize Oracle database software and a CRM system such as Seibel or Vantive. It will also utilize a rules based system, as well as a core system that is internally developed. Previously, we engaged a third-party vendor to perform a rewrite of our operating systems. We have not implemented this prior rewrite and do not expect to do so. See "Risk Factors Related to Our Business - Our Computer Software Utilizes Outdated Technology."

      In early 1999, we installed new telephony equipment for our teleservice operations, which has resulted in significant improvements in our teleservice operations. In particular, we believe the telephony equipment has increased the efficiency, consistency and quality of our services, as well as provide increased feedback that will enable us to better understand our business.

COMPETITION

      We operate in a highly competitive business environment. We compete with a variety of companies, including large national or multi-national companies which have greater financial and marketing resources than we do, and smaller regional or local companies that are involved to varying degrees in the same business as us. Our two significant national competitors are Reynolds & Reynolds, Co. ("R&R"), and Moore Corporation Limited ("Moore"). In addition, R.L. Polk has offered services that are similar to ours on a limited basis. R&R's Service Systems Division offers automobile dealerships database management and customer retention services that compete directly with our services. Moore also delivers integrated business communications, personalized direct marketing and other related services. Moreover, R&R and Moore have significantly greater financial and marketing resources and actively compete against us for dealership business. For example, R&R has in the past offered a discount on customer retention systems to dealerships that purchase certain hardware and software. We also compete to a limited degree with other small customer retention service providers and in-house customer retention systems. As the trend towards dealership consolidation continues, dealerships will be able to create internal economies of scale, and could choose to satisfy their database management and directed marketing needs internally rather than outsourcing. Our potential customers may decide to internally develop database management and direct marketing services. Our ability to compete effectively will depend on a number of factors, including:

      -  our knowledge of dealership service department operations;

      -  the value of the services we offer;

      -  the state of our relationships with automobile manufacturers;

      -  the quality and breadth of our service;

      -  our ability to identify, develop and offer innovative services;

      - our ability to overcome difficulties associated with replacing incumbent service providers; and

      -  pricing and reputation among dealerships.

      R&R and Moore price their services on a per letter basis, although certain customers of Moore may elect to be billed on the number of active names in the customer base. Therefore, meaningful price comparisons between our services and our competitors' are difficult. Dealerships may perceive that our services are priced higher than those of our competitors. In addition, our competitors may increase their emphasis on programs similar to those programs we offer and new competitors may enter the market. Furthermore, dealerships or automobile manufacturers themselves may introduce competing programs. If any of these were to occur, we may be unable to compete effectively against them.

TELEMARKETING REGULATIONS

      We are subject to varying degrees of federal, state and local telemarketing regulation. The jurisdiction of the Federal Trade Commission ("FTC") and the Federal Communications Commission ("FCC") extends to the telemarketing industry, including some of the services we provide to our customers. The FTC has issued regulations which prohibit certain types of deceptive or abusive telemarketing acts or practices. Regulations issued by the FCC place limits on the use of certain types of equipment used in telephone solicitation, require telemarketing companies to provide certain identifying information, and require the maintenance of a list of persons who do not wish to be called. We do not currently engage in, and have no plans to engage in, any of the activities prohibited by the FTC and FCC regulations. The FCC and FTC regulations have, therefore, not materially restricted our operations. If future regulations are adopted by the FCC and FTC or other regulatory bodies, our business may be materially adversely effected. In addition, violations may occur in the future as a result of human error, equipment failure or other causes. Our failure to comply with, applicable domestic and international regulations could have a material adverse effect on our business, financial condition and results of operations. The media often publicizes perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Any such publicity is potentially damaging to our reputation, client relationships and consumer acceptance and loyalty.

EMPLOYEES

      As of December 31, 1999, we had 523 employees. From time to time, we also employ independent contractors within our information technology department and Consulting Division. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

      The following table provides certain information with respect to the executive officers of Newgen as of December 31, 1999:

NAME                                 AGE   POSITION
----                                 ---   --------
Gerald L. Benowitz................    55   Chairman, President and Chief Executive Officer

Samuel Simkin.....................    44   Senior Vice President,  Chief  Financial  Officer and
                                           Secretary

Leslie J. Silver..................    49   Executive  Vice   President  and  President,   Newgen
                                           Management Services, Inc.

James K. Roche....................    40   President, Carabunga.com, Inc.



Mario Sanchez.....................    44   Vice President and Chief Information Officer

Frederick Wallace.................    53   Vice President, Marketing

      GERALD L. BENOWITZ has served as Chairman, President and Chief Executive Officer of Newgen since our inception. From October 1984 to June 1991, Mr. Benowitz served as Project Manager for Otay International Center, a 400-acre multi-use industrial park. From May 1980 to August 1984, he served as President and Chief Operating Officer of Harco Medical Electronic Devices, a medical device company. Mr. Benowitz holds a B.S. from the University of Tennessee.

      SAMUEL SIMKIN was named Senior Vice President of Newgen in August 1998. Mr. Simkin has served as Vice President and Chief Financial Officer of Newgen since our inception. From November 1986 to June 1991, Mr. Simkin served as President of Morite Investments, Inc., a private investment company. From June 1978 to November 1986, Mr. Simkin served as Vice President and Secretary of Rudacel Investment Company Limited where he was responsible for investing in and managing various companies. Mr. Simkin holds both a B.A. and an L.L.B. from the University of Manitoba, and an M.B.A. from the University of Western Ontario. He is a member of the Manitoba and California Bar Associations, and is also a Certified General Accountant.

      LESLIE J. SILVER was named Executive Vice President of Newgen in August 1998. Mr. Silver has served as President of Newgen Consulting Services since Newgen's inception and President of Newgen Management Services, Inc. since October 1999. From May 1982 until February 1994, Mr. Silver served in various senior management capacities at Newgen Service Systems, Inc., and its successor corporations, which developed and sold database management and customer retention software to automobile dealerships, primarily in Canada. From May 1976 to April 1982, Mr. Silver served as Vice President of the Western Canadian division of SHL Systemhouse, Inc., an international software development and systems integration company. Mr. Silver holds both a B.S. and an M.S. from the University of Manitoba.

      JAMES K. ROCHE was named President of Carabunga.com, Inc. in February 2000. Prior to then, Mr. Roche served as our Senior Vice President, Operations of Newgen, since August 1998, and our Vice President, Operations of Newgen since our inception. Since 1983, Mr. Roche has held management positions with several companies that were providing consulting and hardware and software systems to the service departments of automobile dealerships. From May 1991 to September 1993, Mr. Roche served as the General Manager of United States Support Services of Newgen Services, L.P. From September 1990 to April 1991, he served as Director of International Operations of Newgen Services Systems International. From September 1987 to August 1990, Mr. Roche served as Director of United States Operations of Newgen Service Systems, Inc. Mr. Roche holds a B.S. from St. Louis University.

      MARIO SANCHEZ joined Newgen in May 1998 as Vice President and Chief Information Officer. Mr. Sanchez is responsible for initiating, developing and directing our information technology projects. From April 1997 to May 1998, Mr. Sanchez served as Divisional Vice President, Information Technology for American International Underwriters, a worldwide marketer of property-casualty products. From 1996 to 1997, Mr. Sanchez served as Director of Information Technology for Precision Response Corporation, a telephone-based marketing and customer service company. From 1994 to 1996, Mr. Sanchez served as Director of Communications of the High Performance Database Research Center at Florida International University. Mr. Sanchez holds both a B.A. and an M.S. from Florida International University.

      FRED WALLACE joined Newgen in June 1998 as Vice President, Marketing. From 1997 to June 1998, Mr. Wallace served as Vice President, Vehicle Acquisition and Remarketing of AutoNation USA, a division of Republic Industries, Inc., an automobile consolidator. From 1996 to 1997, Mr. Wallace served as Director, Sales and Marketing of Fleetwood Enterprises, Inc., a motorhome manufacturer. From 1990 to 1996, Mr. Wallace directed marketing and promotional activities for Mazda Motor of America. From 1981 to 1990, Mr. Wallace developed and directed marketing plans for Volkswagen of America. From 1968 to 1981, Mr. Wallace developed and coordinated the initial marketing launch for Ford Motor Company's Extended Service Plan. Mr. Wallace holds a B.S. from the University of Florida, Gainesville.

                      RISK FACTORS RELATED TO OUR BUSINESS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED OR INCORPORATED BY REFERENCE, THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES IN OUR ACTUAL RESULTS INCLUDE THOSE DISCUSSED IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED IN PART II, ITEM 7 ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE THROUGHOUT THIS ANNUAL REPORT AND IN ANY OTHER DOCUMENTS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

      YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AS WELL AS ADVERSELY AFFECT THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE FUTURE LOSSES

      We incurred net losses of $4.7 million in 1996, $2.2 million in 1997 and $3.2 million in 1998. As of December 31, 1999, we had an accumulated retained deficit of $8.8 million. We achieved profitability on an annual basis for the first time in 1999, but we may incur net losses in the future. We anticipate significant sales and marketing, service development, technology, and general and administrative expenses as we continue to develop and introduce new services, increase our customer base, and extend our technology capabilities. As a result, we will need to generate significantly higher revenues to sustain profitability. Although our revenues have grown in recent quarters, we cannot be certain that we will continue to achieve revenue growth or generate sufficient revenues to achieve profitability. Our financial results would be harmed if our revenue does not grow or grows more slowly than we anticipate, or if our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly.

OUR LIMITED OPERATING HISTORY PROVIDES LITTLE INFORMATION WITH WHICH TO EVALUATE OUR BUSINESS AND PROSPECTS

      We were incorporated in February 1994 and have a limited operating history. Investors must consider our business and prospects in light of the risks typically encountered by companies in their early stages of development. Some of these risks, in addition to those risks discussed elsewhere in this section, include:

      -  our evolving business model;

      - the intensely competitive market for outsourced database management and direct marketing services to automobile dealerships and manufacturers;

      -  the risks relating to the timely introduction of new services;

      - the risks associated with the expansion of our operational and technology infrastructure;

      - the challenges encountered in expanding our sales and customer support organization; and

      -  our reliance on the cyclical auto industry.

We may not be successful in implementing any of our business strategies or in addressing these risks or others. Even if we are successful, we still may not be profitable in the future.

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS

      Our quarterly and annual revenues, gross margins and operating results have fluctuated in the past and are likely to fluctuate in the future. The various services we offer have different gross margins and, as a result, our revenue mix will affect our total gross margin. In addition, some of our operating expenses are relatively fixed and cannot be reduced in the short term to compensate for unanticipated variations in revenue. Thus, our total gross margin will be materially adversely affected in the event of any unexpected revenue shortfall.

      Future fluctuations in our results of operations may be caused by various factors, many of which are outside of our control. Some of these factors include:

      -  our ability to attract new dealerships as customers;

      -  the cancellation of contracts;

      - our ability to maintain an ongoing relationship with our manufacturer and megadealer customers;

      -  changes in our average revenues per customer;

      - our ability to introduce new services, including those offered by Newgen Management Services and Carabunga.com;

      - our ability to integrate businesses or technologies that we have acquired or may acquire in the future;

      -  the introduction of alternative services by competitors;

      - our ability to retain existing personnel and attract new personnel in a timely and effective manner;

      - changes in our pricing policies or those of our competitors resulting from competitive pressures and other factors;

      - the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, including the rewrite of our database management and customer retention software and upgrades to our computer and telephony technology;

      -  our ability to effectively manage growth;

      - increases in costs of services and supplies provided to us by third parties, including the price of paper, toner and postage; and

      -  the cost of labor.

      Historically, our quarterly fluctuations in revenue have been due primarily to fluctuations in consulting revenues, which have consisted of a small number of significant contracts. For example, in the fourth quarter of 1997, total revenues increased by $2.1 million to $9.0 million, primarily as a result of an increase in consulting revenues. Consulting revenues as a percentage of our total revenues for the eight quarterly periods ended December 31, 1999 ranged from 7% to 26%. In addition, our consulting business currently depends entirely on Ford. Ford has engaged our Consulting Division to perform discrete consulting projects. Our current consulting purchase order with Ford is expected to be completed in September 2000. Ford is under no obligation to continue to engage us for future projects. We expect that after the completion of the current project, that we will redeploy our consultants into the Ultimate Service program offered by our subsidiary, Newgen Management Services.

      We may need to invest a significant amount of resources and capital in order to implement our Internet strategy successfully. Further, we are in the process of re-writing our computer systems, which may require additional significant investment. Either of these extraordinary expenses could affect our quarter-to-quarter results.

      Due to these and other factors, quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. We may not be able to increase our revenues in future periods or be able to sustain our existing level of revenues or our rate of revenue growth on a quarterly or annual basis. In addition, our annual or quarterly operating results may not meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock could significantly decline.

WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIP WITH FORD MOTOR COMPANY

      We derive a substantial portion of our revenues from Ford and Ford dealerships. In 1999, sales of our RESULTS Program to Ford dealerships represented 53% of our total revenues while consulting services provided to Ford represented 10% of our total revenues. We collect accounts receivable from a majority of Ford dealerships directly from Ford. We expect that sales to Ford and Ford dealerships will continue to comprise a significant percentage of our revenues and accounts receivable for the foreseeable future.

      Due to a change in Ford's accounting system in late 1998, we were temporarily unable to collect accounts receivable from Ford in a timely manner. If in the future we are unable to collect accounts receivable from Ford in a timely manner for any reason, this could reduce the amount of cash available to us to operate our business. As a result, we could be required to use cash reserves or increase our outstanding indebtedness in order to continue our normal business operations. Also, there is no assurance that Ford will continue to allow us to collect Ford dealership receivables directly from Ford. In that case, we would have to collect these receivables directly from individual dealerships, which could increase the time to collect receivables from those dealerships.

      Ford also has acted as a key reference in our solicitation of Ford dealerships and other manufacturers as new customers. We expect that we will need to continue to develop relationships with existing and future Ford management in order to maintain strong ties with Ford and to continue to receive Ford's endorsement of our services to Ford dealerships. Our relationship with Ford could be damaged if Leslie J. Silver, our Executive Vice President and President of our Newgen Management Services subsidiary, who has developed a relationship with certain key Ford personnel, terminates his employment with us. We contract individually with Ford dealerships which are under no obligation to use our services. Any change in our relationship with Ford or any change in Ford's recommendation of our services could result in a significant reduction in the number of customers we service and hinder our ability to contract with new customers which could harm our business, financial condition and results of operations.

WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIP WITH CERTAIN MANUFACTURERS AND DEALERSHIP GROUPS

      We derive a substantial portion of our revenues from other manufacturers, such as Volkswagon, Audi, Mitsubishi, Hyundai, Kia, Volvo, and Jaguar, as well as the AutoNation and Carmax superstore chains.

      These manufacturers and dealership groups have acted as a key reference in our solicitation of dealerships and other manufacturers as new customers. We expect that we will need to continue to develop relationships with existing and future management of these manufacturers and dealership groups in order to maintain strong ties with them. Although we contract individually with other dealerships that have relationships with these manufacturers and dealership groups, they are under no obligation to use our services. Hence, any change in our relationship with these manufacturers and dealership groups could result in a significant reduction in the number of customers we service and hinder our ability to contract with new customers which could harm our business, financial condition and results of operations.

OUR COMPUTER SOFTWARE UTILIZES OUTDATED TECHNOLOGY

      Our computer system utilizes technology that was developed in the 1980's. Accordingly, it does not contain many of the features and tools that could make us more efficient. In 1999, we expected to receive new enterprise-wide software that we had commissioned from third-party vendor. However, the software that was delivered to us was not acceptable because it failed to operate reliably. As a result, we continue to utilize outdated software.

      We are currently planning a strategy that will enable us to update our existing systems. By utilizing certain existing software and combining it with programs that we will write, we believe that we can migrate our existing platform to a new and improved platform. We expect this migration to occur during the first half of 2001. Migrations of this kind are inherently subject to uncertainty regarding completion date, and we may not be able to achieve the migration in the anticipated time-frame. We are incurring expenses of between $25,000 and $50,000 per month of additional operating costs and for revisions to our existing software until the completion of the migration. Further delays or failure in the completion of the migration may result in additional costs.

      By performing the migration internally, some of our technology resources are being diverted away from servicing our existing customers, or developing new services. Any such diversion of resources may reduce our customers' level of satisfaction with Newgen's existing services or in delays in the development or introduction of new services. Our new enterprise-wide database management software will be complex and may initially impair our ability to provide satisfactory customer service. It may result in the distribution of incorrect data. In addition, our current hardware may be insufficient to support the software rewrite. Our introduction of new services is dependent in part upon the development and implementation of the new software. Other risks related to the migration include:

      -  the integration of the new software with our existing systems;

      -  the training of technical personnel to use and enhance the new system;

      - cost overruns associated with development and implementation of the system;

      - lost productivity associated with testing and debugging the software, unexpected defects or failures;

      - credits to customers that may be required in connection with such defects or failures and additional costs associated with converting to and supporting the software rewrite; and

      - the inability to scale our existing software to support a substantial increase in the number of customer dealerships without modifying our existing software.

      Any delay or failure to successfully complete or implement the software could harm our business, financial condition and results of operations.

WE WILL NEED TO INTRODUCE NEW SERVICES TO EXPAND OUR BUSINESS

      Our future growth will depend, in part, on our ability to enhance our existing services with new features and to develop new services that address the expanding needs of our customers. In addition, our future growth will also depend on our ability to respond to technological advances and emerging industry practices in a timely and cost-effective manner. Acceptance of our new services depends on several factors, including dealerships' needs for these services, demonstration of tangible benefits of the services, pricing and dealership industry conditions and trends. We recently introduced our Reservations and Connections Services. Our customers may not accept or contract with us for any of our new services. In addition, certain of our new services may benefit competitors of our current customers, which may cause certain of our current customers to cease using our services. Also, several of our competitors have substantially greater resources than we do. This may allow them to introduce new services or features before we do or develop services or features superior to our services. In the future, we may experience product development, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new or enhanced services. A substantial portion of the $4.3 million in technology and product development expenses we incurred in 1999 consisted of expenses related to the development of new services. In the future, we will also have to incur substantial marketing expenses to encourage the acceptance of our new services by our customers and any potential new customers. If we are unable to develop and introduce new or enhanced services in a timely or cost-effective manner, our business could be harmed.

      We have recently incorporated a new subsidiary, Newgen Management Services, Inc., that intends to provide outsourced management of the service departments of dealerships. In order to be effective, Newgen Management Services must develop and implement a series of processes and procedures that will help the dealerships to whom it provides services. We cannot assure you that Newgen Management will be able to develop appropriate processes and procedures in a timely or cost effective manner, or that its customers will benefit from these services.

      Our other subsidiary, Carabunga.com, Inc., utilizes the Internet as a marketing tool for dealerships. It is intended to be the first dealership portal for one-to-one marketing programs for the automotive industry. The Internet site will showcase the following three value-added products for dealers and manufacturers:

      - e-Promotions will identify service customers who are ready to purchase another vehicle and create an on-line program of specialty letters and telephone follow-up calls.

      - e-Coupons will provide an electronic format for the delivery of coupons that offer discounted services.

      - ROAD will provide an electronic format that will enable dealerships and manufacturers to analyze and purify their customer database for consumer trends, perform data visualization and mapping techniques, and consequently generate lists of customers who are ready to buy another vehicle.

        We may seek outside financing and strategic alliances for our Carabunga.com subsidiary.

OUR ABILITY TO SECURE NEW CONTRACTS WILL AFFECT OUR FUTURE GROWTH

      If we are unable to expand our customer base or successfully market and sell our services to dealerships, we may not be able to increase our revenues, or our revenues may decline. In general, our ability to secure new contracts depends upon several factors, including:

      -  the effectiveness of our sales and marketing personnel;

      -  the establishment of more automobile manufacturer relationships;

      - the ability of our sales personnel to gain access to decision makers at dealerships;

      -  the perceived value of our services; and

      -  our reputation among dealerships.

      Newgen's growth has been driven largely by increasing our dealership base. Our customer base grew from 177 dealerships at December 31, 1995 to 5,175 dealerships at December 31, 1999. We may not be able to secure new contracts in the future or successfully retain our existing contracts. We are also seeking to develop relationships with automobile manufacturers as a means of securing service contracts with dealerships. In the event we are unable to develop such relationships, our ability to secure or retain service contracts with dealerships may be hindered. We may not be successful in developing such relationships and our competitors may use their greater financial and other resources to preclude or hinder our efforts to develop such relationships. Our failure to increase the number of dealerships we service would restrict our future growth and would harm our business.

      Our growth strategy is based, in part, on increasing our revenues per dealership, both by activating more names on the RESULTS Program and by selling more services to dealerships, particularly with respect to those dealership contracts that we acquired in the recently completed purchase of Computer Care from ADP. Our failure to increase the revenue per dealership would restrict our future growth and harm our business.

DEALERSHIP TURNOVER MAY HARM OUR BUSINESS

      Our contracts with dealerships are of various durations, typically ranging from six months to two years. All of our contracts may be terminated upon the expiration of the contract term. In addition, during the contract term, some dealerships may choose to reduce the number of active names serviced by us, which may result in reduced revenues to Newgen. Our ability to renew customer contracts is dependent upon various factors including:

      -  the perceived value of our services;

      - the ability of customer satisfaction representatives to deal proactively with issues as they arise;

      -  the quality of our services;

      -  our ability to develop new services;

      -  the pricing of our services; and

      -  our ability to retain manufacturer and megadealer endorsements.

      Our inability to meet the expectations of our customers with respect to any of these factors may result in cancellation of our services by such customers. Although we have taken measures to reduce turnover, dealership turnover rates may increase in the future. In 1999, 401 customers cancelled their contracts after the expiration of their contract term. Because our contracts are subject to risk of cancellation, the number of dealerships contracting for our services at any given time may not be a reliable measure of our future revenues. Any termination, significant reduction or modification of our business relationships with a significant number of dealerships may harm our business.

WE MAY NOT BE ABLE TO INTEGRATE THE ACQUISITION OF COMPUTER CARE AS QUICKLY AS EXPECTED

      On November 30, 1999, we acquired Computer Care from the Dealer Services Division of ADP. We believe that this acquisition will be positive for Newgen only if we are able to close the Computer Care facility in Amityville, New York, and transfer the provision of services to dealerships to our production facilities in San Diego. If we are not able to transfer the provision of services to San Diego on a timely basis, we will incur substantial expenses, as the Amityville facility is less efficient than the production methodologies we use in our San Diego operations.

      Many of our contracts with Computer Care customers are cancellable with sixty days notice. Accordingly, our business could be harmed if we are unable to retain these customers.

      Furthermore, we acquired certain contracts between Computer Care and various manufacturers, including Volkswagen, Audi, Volvo, Jaguar, and Kia. If we are not able to satisfy these manufacturers, and they choose to withdraw their endorsements, our revenues may be reduced and it could harm our reputation.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE MARKET FOR OUTSOURCED SERVICES TO AUTOMOBILE DEALERSHIPS AND MANUFACTURERS

      We operate in a highly competitive business environment. We compete with a variety of companies, including large national or multi-national companies which have greater financial and marketing resources than us and smaller regional or local companies that are involved to varying degrees in the same business as us. Our two significant national competitors are Reynolds & Reynolds, Co. ("R&R") and Moore Corporation Limited ("Moore"). R&R's Service Systems Division offers automobile dealerships database management and customer retention services that compete directly with our services. Moore also delivers integrated business communications, personalized direct marketing and other related services to automobile dealerships and manufacturers. Moreover, R&R and Moore have significantly greater financial and marketing resources and both of them actively compete against us for dealership business. For example, in the past R&R has offered a discount on customer retention systems to dealerships that purchase certain hardware and software. We also compete to a limited degree with other smaller customer retention service providers and in-house customer retention systems. Dealerships may decide to satisfy their database management and direct marketing needs internally rather than outsourcing, especially as dealerships grow larger due to industry consolidation.

      R&R and Moore price their services on a per letter basis, although certain customers of Moore may elect to be billed on the number of active names in the customer database. Therefore, meaningful price comparisons between our services and our competitors' are difficult. Dealerships may perceive that our services are priced higher than those of our competitors. In addition, our competitors may increase their emphasis on programs similar to those programs we offer and new competitors may enter the market. Furthermore, dealerships or automobile manufacturers themselves may introduce competing programs. If any of these were to occur, we may be unable to compete effectively against them.

OUR RELIANCE ON A SMALL NUMBER OF SUPPLIERS EXPOSES US TO BUSINESS INTERRUPTIONS

      We depend on a small number of suppliers to enable us to deliver our services. For example, Anderson Print & Mail, Inc. ("Anderson") is currently the only source for our printing and direct mail needs. In August 1998, we agreed to purchase a significant portion of our printing requirements from Anderson. To date, we have not experienced quality problems with Anderson. However, Anderson may not continue to perform in a satisfactory manner or we may experience quality or performance problems from Anderson in the future. In addition, we depend on a small number of companies to provide us with information that assists us in managing our database. A sudden unexpected loss of services provided by key suppliers could interrupt our business and prevent us from providing services to our customers, which, in turn could adversely affect our results of operations and damage our relationships with affected dealerships. Our reliance on these limited source vendors could result in performance shortfalls and limits our control over quality and costs. We may experience quality or performance problems with any of our suppliers. Further, a significant increase in the price of one or more of these services could harm our business by forcing us to raise our prices or by decreasing our gross margins.

WE RELY ON CERTAIN THIRD PARTIES TO ACCESS DEALERSHIP DATA

      We depend on third parties for access to the data of a portion of our dealership base. For example, Universal Computer Systems ("UCS") is our sole source for data updates from dealerships that use UCS dealership-services software and we do not have a fixed-term contract with UCS to obtain such data. Approximately 18% of our dealership customers use UCS software. We obtain data updates from most other dealerships by interfacing directly with the dealership's computer system. A change in dealership computer hardware or software may inhibit our access to dealership data and would inhibit our ability to provide certain services to our customers. We recently entered into an agreement with ADP to provide us with data from various dealerships. Although we have not yet implemented this agreement, when we do begin receiving these downloads, the failure of ADP to provide timely and accurate information could result in lost revenues and harm our relationships with our customers. Implementation of our Reservations and Connections Services at dealerships that use UCS dealership service software may require an amendment to our existing agreement with UCS. We may not be able to modify our agreement with UCS on satisfactory terms, and therefore, we may not be able to offer Reservations and Connections to our dealership customers using UCS systems, which could reduce or limit our revenue growth and profitability.

WE ARE DEPENDENT ON THE PROFITABILITY OF THE AUTOMOBILE INDUSTRY AND ON GENERAL ECONOMIC CONDITIONS

      Our business depends on both the profitability of automobile dealerships and the volume of sales of new automobiles, as well as general economic conditions that may affect the service and maintenance habits of automobile owners. The automobile industry is highly cyclical and historically has experienced periods of reduced demand for automobiles. When automobile sales decline, dealerships have historically looked for ways to cut costs, including reducing expenditures for certain marketing and outsourced functions. General economic conditions directly impact the demand for new and used automobiles and may affect the service and maintenance habits of automobile owners. During periods of economic slowdown, automobile owners may have their vehicles serviced less often. They may also be less inclined to have their vehicles serviced at automobile dealerships, which generally have a reputation for being more expensive than other automotive repair shops. We believe that a downturn in new and used automobile sales or decreased dealership profitability could result in contract cancellations, reduced revenues from our ongoing dealership relationships and difficulty in attracting new dealership customers. In addition, the automobile dealership industry has been undergoing consolidation. This consolidation trend may result in decreased demand for our services if large dealerships or dealership chains decide to implement their own data management and marketing services rather than outsource those services to Newgen and other third parties.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR MANAGEMENT AND KEY PERSONNEL AND SUCH INDIVIDUALS MAY NOT REMAIN WITH NEWGEN IN THE FUTURE

      Our continued success is largely dependent on the efforts and abilities of our senior management and other key personnel, in particular our Chief Executive Officer, Executive Vice President, Senior Vice President and Chief Financial Officer, as well as the President of Carabunga.com, Inc. Our dependence on our management is due to their individual and combined experience in the market for outsourced services for automobile dealerships and manufacturers. This includes their personal relationships, knowledge of Newgen's operations and technology, and understanding of the competitive environment in which we operate. In particular, our relationship with Ford could be damaged if our Executive Vice President, who has developed a relationship with certain key Ford personnel, terminates his employment with Newgen. We do not have employment agreements with any of our key employees. Other than the Chief Executive Officer of Newgen, we have not obtained key man life insurance on any of our officers. The loss of the services of certain management and key personnel could harm our business.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

      We have experienced growth in revenues and expansion of our operations that have placed significant demands on our management and facilities. Continued growth will also require us to hire more sales, operations, technical and administrative personnel. We have at times experienced, and continue to experience, difficulty in recruiting and retaining qualified personnel, in particular technical and sales personnel, and service department personnel for Newgen Management Services. For example, we have experienced turnover in our sales personnel and we cannot assure you that this turnover will decrease. Recruiting qualified personnel is an intensely competitive and time-consuming process and we expect competition for such personnel to remain intense. In addition, with our introduction of new products and services, the pay scales for direct labor to support these new products and services may change. The affected personnel may not find these changes satisfactory. We may not be able to attract and retain the necessary personnel to accomplish our growth strategies and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support satisfactorily our customers and operations. Our inability to attract and retain key employees could harm our business.

INCREASES IN THE COST OF PAPER, TONER OR POSTAGE RATES MAY REDUCE OUR PROFITABILITY

      Our services require significant quantities of paper and toner to generate and mail letters. The price of paper increased significantly during 1995 and the price of toner increased significantly in 1996. We generally have not been able to change our prices to our dealerships to compensate for increases in paper and toner prices. The price of paper or toner may increase in the future. Furthermore, although we have the right under our dealership contracts to increase the prices of our services in response to increases in postage rates, we may choose to absorb postage rate increases rather than pass them on to dealerships for competitive reasons. Although we adjusted our rates to reflect the January 1999 postage rate increase, we may not be able to pass on future postage rate increases in our pricing. Any significant increase in paper or toner prices or postage rates that are not reflected in our pricing to dealerships could materially adversely affect our business, financial condition and results of operations.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS MAY HARM OUR BUSINESS

      Our rapid growth has placed significant demands on our managerial, operational and financial resources. In order to address these demands, we continue to hire new employees, invest in new equipment and make other capital expenditures. In addition, if we increase the number of services offered to automobile dealerships and the number of dealerships to which we provide services, we will need to develop further financial and managerial controls and reporting systems and procedures. We expect that we will need to expand into additional facilities as we continue to grow. Our business may be harmed if we fail to expand any of the foregoing areas in an efficient manner or if we otherwise are unable to manage growth effectively.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS, CAUSE US TO INCUR DEBT AND ASSUME CONTINGENT LIABILITIES

      We may seek to expand our operations and leverage our technology, database management and dealership processes expertise by investing in or acquiring businesses or technologies complementary to our existing operations. For example, in November 1999, we acquired the Computer Care partnership from the Dealer Services Division of ADP.

      Our investment in or acquisition of businesses or technologies could materially adversely affect our operating results and the price of our common stock. Acquisitions also entail numerous risks, including:

      - difficulties in the assimilation of acquired operations, technologies or products;

      -  unanticipated costs;

      -  diversion of management's attention from other business concerns;

      - adverse affects on existing business relationships with suppliers and customers;

      - risks of entering markets where we have no or limited prior experience; and

      -  potential loss of key employees.

      We may not be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or will acquire in the future, and our failure to do so could harm our business. In addition, future acquisitions may require us to issue dilutive equity securities, incur substantial debt, or assume contingent liabilities.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD HARM OUR BUSINESS

      Our success and ability to compete is dependent in part upon our proprietary technology. The most critical element of our operations is our sophisticated database management system. We rely primarily on a combination of copyright and trademark laws, trade secrets and nondisclosure agreements to protect our proprietary rights. We currently have no patents. We typically enter into confidentiality and proprietary information agreements with our employees and limit access to and distribution of our software, documentation and other proprietary information. Our protection of this system has served as a barrier to our competitors who have not been able to duplicate such a database management system. If competitors were able to duplicate our database management system, we would lose our competitive advantage and face increased competition. Our confidentiality agreements and confidentiality procedures may not be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. For example, attempts may be made to copy aspects of our technology or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Any infringement of our proprietary rights could materially adversely affect our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

THIRD PARTIES MAY ASSERT INFRINGEMENT CLAIMS AGAINST US OR OUR CUSTOMERS

      Third parties may assert infringement claims against us or our customers. We believe that our technological processes do not infringe upon the proprietary rights of others, but we cannot assure you that third parties will not assert claims that we violate their rights. In addition, we believe that we have the right to use the data we collect for our database, but we cannot assure you that third parties will not assert claims that we violate their trade secrets or copyrights. Although there has not been any claim of this type in the past, any claims or litigation, should they occur, could subject us to significant liability for damages or could result in invalidation of our rights. In addition, even if we prevail, litigation could be time consuming and expensive to defend, and could result in diversion of our time and attention. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to these claims or litigation. We may be required to enter into arrangements with the third parties responsible for the claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

SYSTEM FAILURE, INTERRUPTIONS OR SECURITY BREAKS IN THE TELECOMMUNICATIONS INFRASTRUCTURE OF OUR COMPUTER AND TELEPHONY SYSTEMS MAY HARM OUR BUSINESS

      Our operations are dependent on our ability to protect our computer and telephony systems and databases against damage or system interruptions from fire, earthquake, power loss, telecommunications failure, technical failure, unauthorized entry or other events beyond our control. We receive data from dealerships primarily via modem. In addition, a significant portion of our business involves contacting dealership customers telephonically. Our mailings to dealership customers are dependent upon the data generated using our computer systems. A significant amount of our computer and telephony equipment is located at a single site in San Diego, California. In the future, we intend to use the Internet as a platform for delivery of our services. Any actual or perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to increased government regulation. Unanticipated problems with our computer, telephony or other communications systems may result in a significant system outage or data loss, which could result in interruptions in our operations. Despite implementing security measures, our infrastructure may also be vulnerable to break-ins, computer viruses or other disruptions caused by our customers or other third parties. Our business will be materially adversely affected if there is any damage to our databases, failure of communication links, security breach or other loss that causes interruptions in our operations.

WE MAY DEPEND ON THE INTERNET AS A DELIVERY PLATFORM FOR OUR PRODUCTS AND SERVICES, WHICH WILL REQUIRE OUR INTEGRATION OF NUMEROUS INTERNAL AND EXTERNAL RESOURCES

      Our growth strategy depends in part on providing database management and direct marketing services for automobile dealerships and manufacturers over the Internet. This includes delivering RESULTS Program reminder notices via e-mail, providing certain information contained in our databases on an outsourced basis to Web sites, providing dealerships and their customers with an on-line appointment reservations system, providing dealership customers with the ability to provide on-line feedback to dealerships, providing dealerships access to our database via the Internet, and allowing dealerships to fulfill promotions on-line. Development and implementation of any of these and other services using the Internet is subject to substantial risks and uncertainties.

      We have limited experience providing database management and direct marketing services over the Internet. We may need to hire additional personnel and expend significant resources to develop these services. The manner in which we intend to provide and charge for these services is new and unproven and may result in lower revenues or gross margins. We may need to enter into agreements with third parties, such as Internet service providers, to implement these services. Privacy concerns may cause consumers to resist providing the personal data necessary to support these services in development. For example, consumers may be unwilling to disclose their identity, vehicle identification information or e-mail addresses. Moreover, our ability to disseminate data generated from our databases may be limited by agreements with our customers. Various system failures or delays may decrease our ability to effectively deliver information contained in our databases to automobile dealerships, manufacturers, dealership customers or Web sites. Our servers and network infrastructure may not be able to handle the volume of data traffic generated as a result of the deployment of these new services. Implementation of an Internet-based reservations system will require us to interface with dealership service department appointment calendars, which will be complex and may be prone to errors. Our future services using the Internet may not be successfully developed and implemented, widely accepted or result in future revenues.

      The widespread acceptance and adoption of the Internet by automobile dealerships and manufacturers to conduct business and exchange information is likely to occur only if greater efficiencies and improvements in service can be demonstrated to these dealerships and manufacturers. The recent growth in Internet traffic has caused frequent periods of decreased performance and reliability. Our ability to provide services over the Internet will be ultimately limited by and dependent upon the speed and reliability of the Internet. Additionally, the tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Furthermore, costs of communication over the Internet may increase substantially if access fees are imposed on Internet service providers and on-line service providers. If we are unable to adapt our business to meet changes in the database management and direct marketing industry as a result of growth in the Internet, our business may be harmed.

WE MAY EXPEND SUBSTANTIAL FUNDS AND MANAGEMENT EFFORT TO IMPLEMENT OUR INTERNET STRATEGY WITH NO ASSURANCE OF SUCCESSFULLY SELLING OUR PRODUCTS OR SERVICES THROUGH THIS MEDIUM

      We recently incorported a wholly owned subsidiary, Carabunga.com, Inc., which will utilize the Internet as a marketing tool for dealership promotions. The Internet site has not yet been completed, and we cannot assure you that it will be dveloped in a timely or cost-effective manner. Furthermore, once the site is developed, it is possible that dealerships will not utilize the site to the extent of our expectations, which would lead to lower than expected revenues form the Carabunga.com product line and harm our financial results.

      Our ability to successfully provide our services over the Internet may require us to enter into callaborative arrangements with other partners. Our ability to enter into these arrangements depends in part upon our ability to convine potential collaborators that we will be successful in deploying our technology and services over the Internet. This will require our management to expend substantial time and effort to educate potential collaborators on the benefits that can be obtained by using our technology and services on the Internet. In January 2000, we entered into a letter of intent with ADP in which we agreed to explore the possibility of providing our services to ADP's customers on ADP's myautogarage.com web site. This letter of intent has since lapsed. We cannot assure you that the expenditure of substiantial fund and management effort to pursue this or other collaborative efforts will result in an arrangement yielding significant revenues to us.

WE COULD BE ADVERSELY AFFECTED BY GOVERNMENTAL REGULATIONS

      We are subject to varying degrees of federal, state and local telemarketing regulation. The jurisdiction of the Federal Trade Commission ("FTC") and the Federal Communications Commission ("FCC") extends to the telemarketing industry, including some of the services we provide to our customers. The FTC has issued regulations which prohibit certain types of deceptive or abusive telemarketing acts or practices. Regulations issued by the FCC place limits on the use of certain types of equipment used in telephone solicitation, require telemarketing companies to provide certain identifying information, and require the maintenance of a list of persons who do not wish to be called. We believe that we are not currently engaging in, and we do not plan to engage in, any of the activities prohibited by the FTC and FCC regulations. The FCC and FTC regulations have, therefore, not materially restricted our operations. If future regulations are adopted by the FCC and FTC or other regulatory bodies, our business may be harmed. In addition, violations may occur in the future as a result of human error, equipment failure or other causes. Our failure to comply with applicable domestic and international regulations could also harm our business. Furthermore, the media often publicizes perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Any such publicity is potentially damaging to our reputation, client relationships and consumer acceptance and loyalty.

WE MAY BE UNABLE TO RAISE CAPITAL IN THE FUTURE

      Various elements of our growth strategies will require additional capital. We believe that our existing capital resources together with cash generated from operations and amounts available under our line of credit will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including market acceptance of our services, the ability to expand our customer base, the development of new services, the expansion of our sales and marketing capabilities, potential acquisitions and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our credit facility with Silicon Valley Bank expires in May 2000. If additional funds are raised through the issuance of equity securities, our stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

WE MAY BE EXPOSED TO LIABILITY FROM OUR MANAGEMENT OF DEALERSHIP SERVICE DEPARTMENTS

      Our wholly-owned subsidiary, Newgen Management Services provides personnel to manage the service departments of automobile dealerships. We could be liable for damages resulting from certain claims against such service departments. Such claims could include, but are not limited to, improper repairs of automobiles, employment law issues or injuries related to the workplace. We can not assure that we will be successful in our defense against any such claims, or that any resulting adverse judgments will not harm our business.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

      Currently, we provide services to automobile dealerships in the United States and Canada. We may expand our database management, customized direct marketing services and teleservices to automobile dealerships in foreign markets other than Canada. We have had limited experience providing services outside the United States. Conducting business outside of the United States is subject to certain risks, including:

      -  longer accounts receivable collection cycles;

      -  difficulties in managing operations across disparate geographic areas;

      - difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

      - changes in a specific country's or region's political or economic conditions;

      -  trade protection measures;

      -  import or export licensing requirements;

      -  fluctuations in currency exchange rates;

      -  potential adverse tax consequences;

      -  unexpected changes in regulatory requirements; and

      - reduced or limited protection of our intellectual property rights in some countries.

      In addition, we may be unable to successfully market, sell and deliver our services in foreign markets and we cannot be certain that one or more of such factors will not harm our future international operations.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS

      Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock. Because of these provisions, our stockholders may not be able to receive a premium on their investment.

ITEM 2.  PROPERTIES

      We lease a facility in San Diego, California having approximately 28,000 square feet of space. The current lease for this facility expires in September 2001. In addition, we lease a second facility in San Diego, California having approximately 40,000 square feet of space. This facility houses our teleservice operations. The lease for this facility expires in February 2001. We also lease a facility in Amityville, New York, that has approximately 17,500 square feet of space. The Amityville facility houses our Computer Care division, and we expect to vacate the facility during the second quarter of 2000. We intend to lease a new facility in San Diego, California, in the second quarter of 2001 in which we will consolidate our current San Diego operations.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate, are material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) The Company's common stock began trading on The Nasdaq National Market under the symbol "NWGN" on May 21, 1999. As of March 15, 2000, there were approximately 1,359 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sale prices for our common stock in 1999:

QUARTER ENDED                                                  HIGH       LOW
-------------                                                  ----       ---
March 31, 1999.............................................      N/A        N/A
June 30, 1999 (beginning May 21)...........................   $13.75     $10.19
September 20, 1999.........................................   $13.63     $ 9.00
December 31, 1999..........................................   $13.25     $ 9.25

      We have never declared or paid any cash dividends on our common stock, currently intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

      (b) The effective date of our registration statement on Form S-1 (No. 333-62703) relating to our initial public offering was May 20, 1999. A total of 2,724,370 shares of our common stock in the aggregate were sold at a price of $13.00 per share to an underwriting syndicate led by Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and Dain Rauscher Wessels. The offering commenced on May 21, 1999 and ended on May 25, 1999. The initial public offering resulted in gross proceeds of approximately $35.4 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $800,000. Net proceeds to the Company were $32.1 million. From the time of receipt through December 31, 1999, the net proceeds were used in the acquisition of Computer Care ($11.6 million), for purchases of property and equipment related to operations ($1.7 million). The remaining $18.8 million was applied to net purchases of short-term investments in corporate commercial paper and government securities. We had expected to spend $2.0 million for an investment in a joint venture with autobuytel.com. The letter of intent relating to this investment has lapsed.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes certain selected historical financial data of the Company for the five most recently completed fiscal years. This historical data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                   1999           1998           1997           1996           1995
                                   ----           ----           ----           ----           ----
                                   (IN THOUSANDS, EXCEPT PER SHARE AND SUPPLEMENTAL OPERATING DATA)
CONSOLIDATED  STATEMENTS OF
   OPERATIONS DATA:
      Revenues:
        Database marketing
           services.......         $49,457        $31,513        $20,974         $9,771        $ 1,824
        Consulting services          5,731          8,593          5,440          1,858          1,790
                                   -------        -------        -------         ------        -------
           Total revenues.          55,188         40,106         26,414         11,629          3,614
                                   -------        -------        -------         ------        -------
      Cost of revenues:
        Cost of database
           marketing
           services.......          27,620         21,157         14,232          6,796          1,673
        Cost of consulting
           services.......           4,888          6,695          4,233          1,699          1,798
        Installation costs           1,459          1,411          1,932          1,656            656
                                   -------        -------        -------         ------        -------
           Total cost of
              revenues....          33,967         29,263         20,397         10,151          4,127
                                   -------        -------        -------         ------        -------
           Gross profit
              (loss)......          21,221         10,843          6,017          1,478           (513)
                                   -------        -------        -------         ------        -------
      Operating costs:
        Selling, general
           and
           administrative
           expenses.......          12,585          8,876          6,234          5,396          2,178
        Technology and
           product
           development....           4,289          5,101          1,554            544            117
        Amortization of
           goodwill.......             107              -              -              -              -
                                   -------        -------        -------         ------        -------
           Total operating
              costs.......          16,981         13,977          7,788          5,940          2,295
                                   -------        -------        -------         ------        -------
        Income (loss) from
           operations.....           4,240         (3,134)        (1,771)        (4,462)        (2,808)
        Interest income
           (expense), net.             726            (69)          (418)          (229)            (3)
                                   -------        -------        -------         ------        -------
        Income (loss),
           before tax.....           4,966         (3,203)        (2,189)        (4,691)        (2,811)



        Income Taxes......             131              -              -              -              -
                                   -------       --------       --------       --------       --------
        Net income (loss).         $ 4,835       $ (3,203)      $ (2,189)      $ (4,691)      $ (2,811)
                                   =======       ========       ========       ========       ========
      Basic net income
        (loss) per share..         $   .57       $  (1.21)      $  (0.62)      $  (1.25)      $  (0.75)
                                   =======       ========       ========       ========       ========

      Diluted net income
        (loss) per
        share.............         $   .50       $  (1.21)      $  (0.62)      $  (1.25)      $  (0.75)
                                   =======       ========       ========       ========       ========

      Shares used in
        basic per
        share
        calculation.......           7,638          3,767          3,767          3,767          3,767
                                   =======       ========       ========       ========       ========

      Shares used in
        diluted per
        share
        calculation.......           9,740          3,767          3,767          3,767          3,767
                                   =======       ========       ========       ========       ========

SUPPLEMENTAL OPERATING
   DATA (UNAUDITED)
      Number of dealerships          5,175          1,902          1,285            802            177
      Number of active
        names.............       7,112,921      4,128,865      2,905,484      1,970,738        396,213

Number of dealerships at December 31, 1999 includes 2,609 dealers for Computer Care

Number of active names at December 31, 1999, includes
1,565,400 estimated active names for Computer Care

                                                                          DECEMBER 31,
                                                       --------------------------------------------------------
                                                       1999       1998          1997        1996           1995
                                                       ----       ----          ----        ----           ----
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
      Cash, cash equivalents, and short-term
        investments..............................     $23,268       $817        $4,630        $128             $-
      Working capital............................      26,279      2,558         6,291         484           (15)
      Total assets...............................      51,095     12,772        12,302       5,492          1,190
      Long-term debt, less current maturities....       1,225        874           435       1,264             24
      Redeemable convertible preferred stock.....           -     16,050        14,679       5,422              -
      Total stockholders' equity (deficit).......      42,347   (11,133)       (6,815)     (4,494)          (477)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NEWGEN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K.

      CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS". SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISK, UNCERTAINTIES AND OTHER FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR THAT OF OUR INDUSTRY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, INVESTORS AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

      The Company provides customized, outsourced database management, direct marketing and related services, including consulting, for service departments of automobile dealerships and automobile manufacturers. The Company has expertise both in database marketing and customer retention services, as well as an in-depth knowledge of automobile service department operations.

      Newgen generates revenue from database marketing services and consulting services. Our revenues from database marketing services are derived primarily from our customer retention services, including the RESULTS Program. Database marketing services comprised 90% and 79% of our total revenues for the years ended December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, our revenues from consulting services were derived from consulting services provided to Ford Motor Company and its dealerships. Consulting services comprised 10% and 21% of our total revenues for the years ended December 31, 1999 and 1998, respectively. We have increased our customer base from approximately 177 dealerships at December 31, 1995 to 5,175 dealerships at December 31, 1999. Our revenues grew at a rate of 38% to $55.2 million in 1999 from $40.1 million in 1998.

      Revenues for the RESULTS program are based on the number of active names in a dealership's database, typically a fixed number determined by the dealership. The Company generally invoices each dealer on a monthly basis in advance. Revenues for the Company's consulting services are based principally on a per diem rate for the services it provides. The Company is also reimbursed for travel expenses and associated costs it incurs in providing consulting services, which are included as revenues. The Company recognizes all of its revenues in the month during which it performs the related database marketing or consulting services.

      The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to the implementation of the Around The Wheel program for certain Ford dealers has been substantially completed. However, Ford has extended certain maintenance aspects of the project through September 2000. Consulting revenue is expected to decrease as a result of the completion of the implementation portion of the Around The Wheel contract. The Company is not currently seeking a commitment from Ford for new consulting engagements beyond September 2000. A majority of the Company's database marketing services are attributable to Ford dealerships. During the years ended December 31, 1999 and 1998, sales of RESULTS Program to Ford dealerships represented 53% and 54% of total revenues, respectively. The Company continues to provide data mining services to Ford Motor Company. One hundred percent of consulting services were provided to Ford during such periods.

      Cost of revenues consists of database marketing services costs, consulting costs and installation costs. Costs of database marketing services include the printing and mailing of letters, as well as the costs of the teleservice contacts of dealership customers. The costs of database marketing services also include all costs of managing and purifying the dealership databases, as well as the costs of customer service and customer satisfaction departments. Costs of consulting include the direct costs of consulting personnel, as well as the cost of any independent consultants subcontracted by the Company. Costs of consulting also include costs of travel and associated costs incurred by the Company's Consulting Division. Installation costs include the direct costs (excluding sales commissions) of implementing the Company's program at dealerships and the costs of the initial download, setup and purification of the dealership's customer database. These costs are expensed as incurred and represent a one-time charge for each new dealership added to the Company's customer base. As a result, these costs are expected to decrease as a percentage of total revenues as database marketing services revenues increase, unless we install a greater number of dealerships than in the past. Installation costs are presented as a separate line item to illustrate investment in implementing new dealerships. For the purposes of calculating the gross profit associated with database marketing services in Management's Discussion and Analysis of Financial Condition and Results of Operations, installation costs are added to cost of database marketing services.

      Operating expenses consist of fixed costs, such as selling, general and administrative expenses, and technology and product development costs. The Company anticipates that operating expenses will increase as it develops and introduces new services and increases its customer base. Historically, the Company has been able to leverage operating expenses over a growing revenue base, and to the extent that the business continues to grow, the Company expects that operating expenses as a percentage of total revenues will continue to decline even though they are expected to increase in absolute dollars. However, because the Company is generally unable to significantly reduce expenses in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned by sales representatives. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of programming personnel who enhance current services and develop new services. Technology and product development cost also include expenses related to the software rewrite to the core database management system. Due to major deficiencies in the functionality of the software rewrite, the Company elected in the fourth quarter of 1999, not to deploy the software rewrite. The Company has expensed all costs associated with the software rewrite and has informed the vendor that these deficiencies exist. Contract termination negotiations are in progress.

      As of December 31, 1999, the Company had net operating loss carryforwards for federal income purposes of approximately $2.5 million. These net operating loss carryforwards expire in various years beginning in 2009. The net deferred asset is fully reserved because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards may be limited as a result of certain changes in the Company's ownership.

      On November 30, 1999, the Company acquired Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company paid approximately $11.0 million in cash at closing, excluding transaction costs, and may pay up to an additional $9.0 million in cash dependent on certain earn-out criteria. The Company acquired a business that services over 2,500 dealerships. These include approximately 1,100 manufacturer accounts and 1,100 individual dealerships to whom the Company will be providing database marketing services. The acquisition has been acounted for using the purchase method of accounting. The operations of Computer Care are included in Newgen's results of operations and financial position subsequent to the date of acquisition. Acquisition goodwill of $11.6 million is being amortized on a straight-line basis over nine years.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

      REVENUES. Total revenues increased by $15.1 million, or 38%, to $55.2 million in 1999 from $40.1 million in 1998. Revenues from database marketing services increased by $17.9 million, or 57%, to $49.5 million in 1999 from $31.5 million in 1998. The increase in database marketing services revenues was primarily due to a net increase of almost 700 RESULTS Program customers. To a lesser extent, the increase was due to our acquisition of Computer Care, as well as improved operations, which allowed us to eliminate certain customer discounts and credits. Revenues from consulting services decreased by $2.9 million, or 33%, to $5.7 million in 1999 from $8.6 million in 1998. The decrease in consulting services revenues was primarily due to the fact that the Company has completed its implementation of the Around The Wheel consulting project in almost all the Company's target dealerships.

      GROSS PROFIT. Gross profit increased by $10.4 million, or 96%, to $21.2 million in 1999 from $10.8 million in 1998. As a percentage of total revenues, gross profit increased to 38% in 1999 from 27% in 1998. Gross profit from database marketing services increased by $11.4 million, or 128%, to $20.4 million in 1999 from $8.9 million in 1998. This increase was primarily due to leverage obtained by spreading new customer installation costs over a larger revenue base and greater efficiency in operations, derived principally from the deployment of our Aspect telephone system. Gross profit from consulting services decreased by $1.1 million, or 56% to $843,000 in 1999 from $1.9 million in 1998. This decrease was primarily due to the completion of the Around The Wheel consulting project and due to lower utilization of consulting personnel.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $3.7 million, or 42%, to $12.6 million in 1999 from $8.9 million in 1998. The dollar increase was due primarily to the continued growth of the marketing department and the addition of sales personnel and related infrastructure. As a percentage of revenues, selling, general and administrative expenses increased to 22.8% in 1999 from 22.1% in 1998. This increase was due primarily to increased infrastructure associated with being a public company.

      TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development expenses decreased by $812,000, or 16%, to $4.3 million in 1999 from $5.1 million in 1998. As a percentage of revenues, technology and product development expenses decreased to 8% in 1999 from 13% in 1998. In connection with the Company's software rewrite, expenses were incurred of $168,000 and $2.8 million for 1999 and 1998, respectively. If the software rewrite expenses were excluded, technology and product development expenses would have increased by $1.9 million, or 82% to $4.1 million in 1999 from $2.3 million in 1998. As a percentage of revenues, technology and product development expenses would have increased to 8% in 1999 from 6% in 1998. The dollar increase and the percentage increase were primarily due to the Company's decision to invest heavily in the development of new services and the increased costs associated with the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors. Due to major deficiencies in the functionality of the software rewrite, the Company elected in the fourth quarter of 1999 not to deploy the software rewrite. The Company has informed the vendor that these deficiencies exist and contract termination negotiations are in progress.

      OTHER INCOME (EXPENSE). Net interest and investment income increased to $726,000 in 1999 from an expense of $69,000 in 1998. This increase was primarily due to increases in interest and investment income related to higher cash and short-term investments balances resulting from the initial public offering in May of 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

      REVENUES. Total revenues increased by $13.7 million, or 52%, to $40.1 million in 1998 from $26.4 million in 1997. Revenues from database marketing services increased by $10.5 million, or 50%, to $31.5 million in 1998 from $21.0 million in 1997. The increase in database marketing services revenues was primarily due to a net increase of over 600 RESULTS Program customers. To a lesser extent, the increase was due to our improved operations, which allowed us to eliminate certain customer discounts and credits. Revenues from consulting services increased by $3.2 million, or 58%, to $8.6 million in 1998 from $5.4 million in 1997. The increase in consulting services revenues was primarily due to the continuation of the Around the Wheel Program for Ford throughout 1998.

      GROSS PROFIT. Gross profit increased by $4.8 million, or 80%, to $10.8 million in 1998 from $6.0 million in 1997. As a percentage of total revenues, gross profit increased to 27.0% in 1998 from 22.8% in 1997. Gross profit from database marketing services increased by $4.1 million, or 86%, to $8.9 million in 1998 from $4.8 million in 1997. This increase was primarily due to leverage obtained by spreading new customer installation costs over a larger revenue base and greater efficiency in operations. Gross profit from consulting services increased by $691,000, or 57% to $1.9 million in 1998 from $1.2 million in 1997. This increase was primarily due to our ability to fully utilize our consulting personnel as a result of the Around the Wheel Program throughout 1998.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $2.6 million, or 42%, to $8.9 million in 1998 from $6.2 million in 1997. The dollar increase was due primarily to the establishment of the marketing department and the addition of sales personnel and related infrastructure. To a lesser extent, the increase resulted from the write-off in December 1998 of $600,000 in deferred expenses relating to our previously delayed initial public offering and increased deferred compensation charges related to stock options granted in 1997 and 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 22.1% in 1998 from 23.6% in 1997. This decrease was due primarily to our ability to leverage our existing infrastructure across a larger revenue base.

      TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development expenses increased by $3.5 million, or 228%, to $5.1 million in 1998 from $1.5 million in 1997. As a percentage of revenues, technology and product development expenses increased to 13% in 1998 from 5.9% in 1997. The dollar increase and the percentage increase were primarily due to the development of new services and the addition of technical personnel and related infrastructure in preparation for the completion of the software rewrite. Software rewrite expenses included in technology and development expense, for the years ended December 31, 1998 and 1997 were $2.8 million and $617,000, respectively.

      OTHER INCOME (EXPENSE). Net interest expense decreased to $69,000 in 1998 from $419,000 in 1997. This decrease was primarily due to decreases in the amount of our indebtedness and increases in interest income related to higher cash balances resulting from our Series B Preferred Stock financing.

LIQUIDITY AND CAPITAL RESOURCES

      Since the Company's inception, the Company has financed its operations primarily through the sale of equity securities and through borrowings under the credit facility with Silicon Valley Bank. Through 1998, the Company raised approximately $14.5 million, net of fees and expenses, through the sale of preferred stock. In May 1999, the Company completed its initial public offering and raised net proceeds of approximately $32.1 million. The acquisition of the Computer Care division of ADP and associated expenses initially required approximately $11.6 million in cash, which was funded with cash on hand. Subject to earn-out provisions, the acquisition may require up to an additional $9.0 million in cash in January 2001.

      Cash provided by (used in) operating activities was $6.8 million and $(2.4) million for the years ended December 31, 1999 and 1998, respectively. The increase in cash provided by operating activities was primarily due to the net income for the year ended December 31, 1999, compared to the net loss in the same period in 1998.

      Cash used in investing activities was $32.2 million and $1.5 for the years ended December 31, 1999 and 1998, respectively. The increase in cash used in investing activities was primarily due to the purchases of short-term investments, capital expenditures and the acquisition of Computer Care in November of 1999.

      Cash provided by financing activities was $30.4 million and $58,000 for the years ended December 31, 1999 and 1998, respectively. The increase in cash provided by financing activities was primarily due to the proceeds from the Company's initial public offering.

      The Company has a working capital line of credit with Silicon Valley Bank that is secured by substantially all of its assets. The total available amount of the line is $5.0 million, including a $3.3 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at Silicon Valley Bank prime rate (8.50% at December 31, 1999), plus 1% with maturity date of May 9, 2000. The Company also has a $2.0 million equipment line of credit with Silicon Valley Bank that bears an interest rate of Silicon Valley Bank prime rate plus .5% with the draw period up to March 31, 2000. The credit facilities contain certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.50 to 1.0. At December 31, 1999, no borrowings were outstanding.

      The Company also has two lease lines of credit of $2.0 million each for equipment acquisitions. These lines of credit expired in December of 1999. The Company is currently in negotiations with new and existing lenders to acquire additional equipment financing for fiscal 2000.

      As of December 31, 1999, the Company had approximately $23.3 million of cash, cash equivalents, and short-term investments. The Company expects to finance short-term obligations through lease financing, reduction of receivables and use of cash on hand. The Company may utilize the credit facility with Silicon Valley Bank to meet short-term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet its operating and capital requirements for at least the next twelve months and its potential earn-out obligation related to its Computer Care acquisition.

YEAR 2000 COMPLIANCE

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products or services, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We have no reason to believe that Year 2000 issues will have a material impact on our business or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS

      The Company's consolidated financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the Report of Arthur Andersen LLP, Independent Public Accountants, are included in this report on Form 10-K on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the Newgen Results Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Related-Party Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of the report:

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------

     (1) Report of Independent Public Accountants.....................................     F-1
         Consolidated Balance Sheets at December 31, 1999 and 1998....................     F-2
         Consolidated Statements of Operations for Fiscal 1999, 1998 and 1997.........     F-3
         Consolidated Statements of Stockholders' Equity (Deficit) for Fiscal
           1999, 1998 and 1997..........................................................   F-4
         Consolidated Statements of Cash Flows for Fiscal 1999, 1998 and 1997.........     F-5
         Notes to Consolidated Financial Statements...................................     F-7
     (2) Schedule II-Valuation and Qualifying Accounts................................     S-1

      Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.+

   EXHIBIT      EXHIBIT
  FOOTNOTE       NUMBER                  DESCRIPTION OF DOCUMENT
  --------      -------                  -----------------------
     (5)          2.1*     Partnership Purchase Agreement, dated October 22,
                           1999, by and among the Registrant, NGR Acquisition
                           Corp., ADP, ADP Financial and Computer Care

     (5)          2.2*     Amendment No. 1 to Partnership Purchase Agreement,
                           dated November 30, 1999, by and among the Registrant,
                           NGR Acquisition Corp., ADP, ADP Financial and
                           Computer Care

     (1)          3.1      Certificate of Incorporation

     (1)          3.2      Amended and Restated Bylaws

     (1)          4.1      Reference is made to Exhibits 3.1 and 3.2

     (1)          4.2      Specimen Stock Certificate

     (1)         10.1+     1996 Equity Incentive Plan (the 1996 Plan)

     (1)         10.2+     Form of Stock Option Agreement of Registrant pursuant
                           to the 1996 Plan

     (1)         10.3+     1998 Equity Incentive Plan, as amended (the 1998
                           Plan)

     (1)         10.4+     Form of Stock Option Agreement of Registrant pursuant
                           to the 1998 Plan

     (1)         10.5+     1998 Non-Employee Directors Stock Option Plan

     (1)         10.6+     1998 Employee Stock Purchase Plan

     (1)         10.7      Restated Investor Rights Agreement by and among the
                           Company and certain stockholders of the Company,
                           dated as of November 26, 1997

     (1)         10.8      Restated Right of First Refusal and Co-Sale Agreement
                           between the Company and certain investors, dated as
                           of November 26, 1997

     (1)         10.9      Master Equipment Lease No. 0053 between the Company
                           and Phoenix Leasing Incorporated, dated as of
                           December 15, 1996

     (1)        10.10      License Agreement between the Company and Service
                           Systems Development Limited Partnership, dated as of
                           October 11, 1995

     (1)        10.11      Amended and Restated Security Agreement between the
                           Company and Silicon Valley Bank, dated March 10, 1998

                10.12      Data Distribution Agreement between the Company and
                           Universal Computer Services, dated as of May 15, 1996

     (1)        10.13      Office Lease between the Company and WCB II Limited
                           Partnership, dated as of July 31, 1996

     (1)        10.14      Office Lease between the Company and Plaza Holdings,
                           Inc., dated as of April 6, 1998

     (1)        10.15*     Purchase Agreement between the Company and Geomel
                           Enterprises, Inc., dated September 4, 1998



     (1)        10.16      Form of Warrant between the Company and the following
                           directors and entities affiliated with directors:
                           Bernard C. Simkin, Murray Simkin Johari Investment
                           Company, Ltd. BankAmerica Ventures, BA Venture
                           Partners II and Capstone Ventures

     (1)        10.17      Promissory Note, as amended, between the Company as
                           borrower and Sam Simkin as lender

     (1)        10.18      Promissory Note, as amended, between the Company as
                           borrower and Jack Simkin, as Trustee for Simkin
                           Children Irrevocable Trust, as lender

     (1)        10.19      General Services Agreement between the Company and
                           Bolder Heuristics, Inc., dated December 25, 1996.

     (1)        10.20      Ford Purchase Order No. 2460 293627 for Consulting
                           Services

     (1)        10.21      Ford Purchase Order No. A50 P099 002382 for Data
                           Extraction Services

     (1)        10.22+     Form of Employment Agreement dated April 29, 1999
                           between the Company and the following officers:
                           Gerald L. Berowitz, Samuel Simkin, Leslie J. Silver
                           and James K. Roche

     (2)        10.23      Amendment to General Services Agreement, dated as of
                           July 15, 1999 between the Company and Information &
                           Graphics Systems, Inc.

     (3)        10.24      Industrial Lease Agreement dated October 22, 1999
                           between the Registrant and the Irvine Company

     (3)        10.25      Equipment Lease Extension dated September 30, 1999
                           between the Registrant and Phoenix Growth Capital

     (3)        10.26*     Service Agreement dated October 4, 1999 between the
                           Registrant and Mitsubishi Motor Sales of America,
                           Inc.

     (5)        10.27*     Data Service Agreement, dated November 30, 1999, by
                           and among the Registrant and ADP

                 21        Subsidiaries of the Registrant

                 23.1      Consent of Arthur Andersen LLP, Independent Public
                           Accountants

                 24.1      Power of Attorney. Reference is made to page 39

                 27.1      Financial Data Schedule

-----------


+ This exhibit is a managment contract or compensatory plan or arrangement.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Previously filed as exhibits of the same number with the Registrant's Registration Statement on Form S-1 (No. 333-62703) or amendments thereto, and incorporated herein by reference.

(2) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(3) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(4) Previously filed as exhibit of the same number with the Registrant's Current Report on Form 8-K dated November 1, 1999, and incorporated herein by reference.

(5) Previously filed as exhibits of the same number with the Registrant's Current Report on Form 8-K dated December 16, 1999, and incorporated herein by reference.

(b)   Form 8-K's

      During the quarter ended December 31, 1999, the Registrant filed two current reports on Form 8-K. On November 1, 1999, the Registrant filed a Current Report on Form 8-K regarding the Registrant's announcement of its agreement to acquire Computer Care, a division of the Dealer Services Group of ADP. On December 16, 1999, the Registrant filed a Current Report on Form 8-K to report that the acquisition of Computer Care had been consummated. On February 14, 2000, the Registrant amended the Current Report on Form 8-K filed on December 16, 1999 to disclose the financial statements of the newly-combined entities.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000
                                        NEWGEN RESULTS CORPORATION

                                        By   /s/ GERALD L. BENOWITZ
                                             ----------------------------------
                                             Gerald L. Benowitz,
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND CHAIRMAN

                                POWER OF ATTORNEY

    Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gerald L. Benowitz and Samuel Simkin, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.


                    SIGNATURE                                          TITLE                              DATE
                    ---------                                          -----                              ----


              /s/ GERALD L. BENOWITZ                  President, Chief Executive Officer and       March 30, 2000
--------------------------------------------------                   Chairman
                Gerald L. Benowitz


                /s/ SAMUEL SIMKIN                            Chief Financial Officer,              March 30, 2000
--------------------------------------------------      Senior Vice President and Secretary
                  Samuel Simkin


                   /s/ BOB DORF                                      Director                      March 30, 2000
--------------------------------------------------
                     Bob Dorf


                /s/ EUGENE FISCHER                                   Director                      March 30, 2000
--------------------------------------------------
                  Eugene Fischer


                /s/ H. ROBERT GILL                                   Director                      March 30, 2000
--------------------------------------------------
                  H. Robert Gill


                 /s/ JESS MARZAK                                     Director                      March 30, 2000
--------------------------------------------------
                   Jess Marzak


                 /s/ JOHN MORAGNE                                    Director                      March 30, 2000
--------------------------------------------------
                   John Moragne


                /s/ ABRAHAM SIMKIN                                   Director                      March 30, 2000
--------------------------------------------------
                  Abraham Simkin


              /s/ BERNARD C. SIMKIN                                  Director                      March 30, 2000
--------------------------------------------------
                Bernard C. Simkin


                 /s/ GARY SIMKIN                                     Director                      March 30, 2000
--------------------------------------------------
                   Gary Simkin





               /s/ TODD A. SPRINGER                                  Director                      March 30, 2000
--------------------------------------------------
                 Todd A. Springer


               /s/ BERT WINEMILLER                                   Director                      March 30, 2000
--------------------------------------------------
                 Bert Winemiller



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newgen Results Corporation:

We have audited the accompanying consolidated balance sheets of NEWGEN RESULTS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newgen Results Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Diego, California
February 23, 2000

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - December  31, 1999 and 1998


                                                                                       1999           1998
                                                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  5,849,906    $    816,753
   Short-term investments, available-for-sale                                       17,417,971            --
   Accounts  receivable,  net of allowance for doubtful accounts of
    $347,000 and $299,000, respectively                                              9,471,175       8,211,773
   Prepaid expenses and other                                                          972,301         376,636
                                                                                  ------------    ------------
              Total current assets                                                  33,711,353       9,405,162

PROPERTY AND EQUIPMENT, net                                                          5,719,542       2,931,836
GOODWILL, net                                                                       11,444,279            --
OTHER ASSETS                                                                           219,337         435,337
                                                                                  ------------    ------------
              Total assets                                                        $ 51,094,511    $ 12,772,335
                                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                               $  4,395,736    $  2,787,802
   Accrued and other current liabilities                                             2,059,773       2,324,041
   Notes payable to related parties                                                       --           800,000
   Current portion of capital lease obligations                                        976,429         935,256
                                                                                  ------------    ------------
              Total current liabilities                                              7,431,938       6,847,099
                                                                                  ------------    ------------
LONG-TERM LIABILITIES:
   Long-term portion of capital lease obligations                                    1,225,032         874,147
   Deferred rent                                                                        90,930         134,481
                                                                                  ------------    ------------
                                                                                     1,315,962       1,008,628
                                                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, no par value, 2,000,000 and 3,500,000 shares authorized at December 31, 1999 and 1998, respectively:
   Series A convertible, 0 and 1,250,137 shares issued and outstanding at
    December 31, 1999 and 1998, respectively (aggregate liquidation preference
    of $9,386,229 at December 31, 1998), stated at                                        --         5,925,054
   Series  B convertible, 0 and 2,158,604 shares issued and
    outstanding at December 31, 1999 and 1998, respectively
    (aggregate  liquidation  preference of $15,876,412 at December 31,
    1998), stated at                                                                      --        10,124,726

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 28,000,000 and 15,000,000 shares authorized,
   10,032,866 and 3,767,415 shares issued and
   outstanding at December 31, 1999 and 1998, respectively                              10,033           3,767
  Additional paid-in capital                                                        52,282,503       5,384,455
  Deferred compensation                                                             (1,104,228)     (1,393,968)
  Notes receivable from stockholders                                                   (56,250)           --
  Accumulated other comprehensive income                                                 3,885            --
  Retained deficit                                                                  (8,789,332)    (15,127,426)
                                                                                  ------------    ------------
              Total stockholders' equity (deficit)                                  42,346,611     (11,133,172)
                                                                                  ------------    ------------
              Total liabilities and stockholders'
               equity (deficit)                                                   $ 51,094,511    $ 12,772,335
                                                                                  ============    ============


The accompanying notes should be read in conjunction with these consolidated balance sheets.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December  31, 1999, 1998 and 1997


                                                          1999            1998            1997
                                                      ------------    ------------    ------------
REVENUES:
     Database marketing services                      $ 49,456,670    $ 31,512,768    $ 20,974,032
     Consulting services                                 5,730,941       8,593,061       5,439,660
                                                      ------------    ------------    ------------
             Total revenues                             55,187,611      40,105,829      26,413,692
                                                      ------------    ------------    ------------
COST OF REVENUES:
     Cost of database marketing services                27,619,963      21,156,695      14,231,960
     Cost of consulting services                         4,887,907       6,694,764       4,232,822
     Installation costs                                  1,458,724       1,410,997       1,931,649
                                                      ------------    ------------    ------------
             Total cost of revenues                     33,966,594      29,262,456      20,396,431
                                                      ------------    ------------    ------------
             Gross profit                               21,221,017      10,843,373       6,017,261
                                                      ------------    ------------    ------------
OPERATING COSTS:
     Selling, general and administrative expenses       12,585,304       8,876,608       6,234,096
     Technology and product development                  4,289,034       5,100,975       1,553,845
     Amortization of goodwill                              106,956              --              --
                                                      ------------    ------------    ------------
             Total operating costs                      16,981,294      13,977,583       7,787,941
                                                      ------------    ------------    ------------
             Income (loss) from operations               4,239,723      (3,134,210)     (1,770,680)
                                                      ------------    ------------    ------------
OTHER INCOME (EXPENSE):
      Interest and investment income                     1,066,419         143,381          44,660
      Interest expense                                    (340,192)       (212,300)       (463,322)
                                                      ------------    ------------    ------------
             Other income (expense), net                   726,227         (68,919)       (418,662)
                                                      ------------    ------------    ------------
             Income (loss) before tax                    4,965,950      (3,203,129)     (2,189,342)

INCOME TAXES                                               131,000              --              --
                                                      ------------    ------------    ------------
             Net income (loss)                           4,834,950      (3,203,129)     (2,189,342)

ADJUSTMENT FOR ACCRETION OF REDEEMABLE CONVERTIBLE
      PREFERRED STOCK                                     (486,807)     (1,370,909)       (132,236)
                                                      ------------    ------------    ------------
             Net income (loss) applicable to
               common stockholders                    $  4,348,143    $ (4,574,038)   $ (2,321,578)
                                                      ============    ============    ============


Basic income (loss) per share                         $        .57    $      (1.21)   $      (0.62)
                                                      ============    ============    ============
Diluted income (loss) per share                       $        .50    $      (1.21)   $      (0.62)
                                                      ============    ============    ============

Shares used in basic per share calculation               7,638,170       3,767,415       3,766,915
                                                      ============    ============    ============

Shares used in diluted per share calculation             9,739,549       3,767,415       3,766,915
                                                      ============    ============    ============


The accompanying notes should be read in conjunction with these consolidated financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December  31, 1999, 1998 and 1997


                                                                                        Notes        Accumulated
                                   Common Stock          Additional                   Receivable        other
                                 ------------------        Paid-In      Deferred         from       Comprehensive
                                 Shares      Amount        Capital    Compensation    Stockholders      Income
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     3,766,915  $3,738,184   $       -      $       -          $  -         $    -
    Accretion of redeemable
       preferred stock                 -           -           -              -             -              -
    Deferred compensation
       related to options
       granted                         -     900,900           -       (900,900)            -              -
    Net loss                           -           -           -              -             -              -
                              ----------   --------  -----------    -----------      --------         ------
Balance, December 31,
    1997                       3,766,915   4,639,084           -       (900,900)            -              -
    Accretion of
       redeemable preferred
       stock                           -           -           -              -             -              -
    Deferred compensation
       related to options
       granted                         -     748,825           -       (748,825)            -              -
    Amortization of
       deferred compensation           -           -           -        255,757             -              -
    Exercise of
       stock options                 500         313           -              -             -              -
    Reincorporation                    -  (5,384,455)  5,384,455              -             -              -
    Net loss                           -           -           -              -             -              -
                              ----------   --------  -----------    -----------      --------         ------
Balance, December 31,
  1998                         3,767,415       3,767   5,384,455     (1,393,968)            -              -
    Public offering,
       net                     2,724,370      2,724   32,098,458              -             -              -
    Accretion of
       redeemable preferred
       stock                           -          -            -              -             -              -
    Conversion of
       preferred stock         3,408,741      3,409   14,543,226              -             -              -
    Deferred compensation
       related to options
       granted                         -          -      112,311       (112,311)            -              -
    Amortization of
       deferred compensation           -          -            -        402,051             -              -
    Exercise of stock
       options                   103,240        103      138,401              -       (56,250)             -
    Exercise of warrants          29,100         30        5,652              -             -              -
    Unrealized gains from
       short-term investments          -          -            -              -             -         $3,211
    Cumulative foreign
       currency translation            -          -            -              -             -            674
    Net income                         -          -            -              -             -              -
                              ----------   --------  -----------    -----------      --------         ------
Balance, December 31,
  1999                        10,032,866   $ 10,033  $52,282,503    $(1,104,228)     $(56,250)        $3,885
                              ==========   ========  ===========    ===========      ========         ======




                                           Retained                         Comprehensive
                                            Deficit            TOTAL            Income
                                        -------------------------------------------------
Balance, December 31, 1996              $ (8,231,810)    $ (4,493,626)
    Accretion of redeemable
       preferred stock                      (132,236)        (132,236)
    Deferred compensation
       related to options
       granted                                     -                -
    Net loss                              (2,189,342)      (2,189,342)
                                         -----------     ------------
Balance, December 31,
    1997                                 (10,553,388)      (6,815,204)
    Accretion of
       redeemable preferred
       stock                              (1,370,909)      (1,370,909)
    Deferred compensation
       related to options
       granted                                     -                -
    Amortization of
       deferred compensation                       -          255,757
    Exercise of
       stock options                               -              313
    Reincorporation                                -                -
    Net loss                              (3,203,129)      (3,203,129)
                                         -----------     ------------
Balance, December 31,
  1998                                   (15,127,426)     (11,133,172)
    Public offering,
       net                                         -       32,101,182
    Accretion of
       redeemable preferred
       stock                                (486,807)        (486,807)
    Conversion of
       preferred stock                     1,989,951       16,536,586
    Deferred compensation
       related to options
       granted                                     -                -
    Amortization of
       deferred compensation                       -          402,051
    Exercise of stock
       options                                     -           82,254
    Exercise of warrants                           -            5,682
    Unrealized gains from
       short-term investments                      -            3,211     $      3,211
    Cumulative foreign
       currency translation                        -              674              674
    Net income                             4,834,950        4,834,950        4,834,950
                                         -----------     ------------     ------------
Balance, December 31,
  1999                                   $(8,789,332)    $ 42,346,611     $  4,838,835
                                         ===========     ============     ============



The accompanying notes should be read in conjunction with these consolidated financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December  31, 1999, 1998 and 1997


                                                                                      1999            1998            1997
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $  4,834,950    $ (3,203,129)   $ (2,189,342)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                   2,159,988       1,292,943         837,492
     Deferred rent                                                                     (43,551)         25,605          25,604
     Amortization of deferred compensation                                             402,051         255,757              --
     Changes in assets and liabilities:
       Accounts receivable                                                          (1,259,402)     (3,301,942)     (2,086,897)
       Prepaid expenses and other                                                     (595,665)        357,720        (460,833)
       Accounts payable                                                              1,607,934       1,059,642         335,690
       Accrued and other current liabilities                                          (264,268)      1,136,779         864,607
                                                                                  ------------    ------------    ------------
       Net cash provided by (used in) operating activities                           6,842,037      (2,376,625)     (2,673,679)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (59,304,198)             --              --
   Proceeds from sales of short-term investments                                    41,889,438              --              --
   Purchases of property and equipment                                              (3,422,022)     (1,128,928)       (500,467)
   Aquisition of business                                                          (11,551,235)             --              --
   Other assets                                                                        216,674        (365,454)           (709)
                                                                                  ------------    ------------    ------------
       Net cash used in investing activities                                       (32,171,343)     (1,494,382)       (501,176)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock offerings                                                    32,101,182              --       9,125,096
   Proceeds from stock options and warrant exercises                                    87,936             313              --
   Repayments of related party loans                                                  (800,000)             --        (400,000)
   Proceeds from related party loans                                                        --         200,000              --
   Payments on capital lease obligations                                            (1,226,329)       (735,134)       (313,857)
   Increase in restricted cash                                                              --              --         566,105
   (Repayments) proceeds of/from lines of credit, net                                  199,670         592,434      (1,300,000)
                                                                                  ------------    ------------    ------------
       Net cash provided by financing activities                                    30,362,459          57,613       7,677,344
                                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 5,033,153      (3,813,394)      4,502,489

CASH AND CASH EQUIVALENTS, beginning of period                                         816,753       4,630,147         127,658
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                          $  5,849,906    $    816,753    $  4,630,147
                                                                                  ============    ============    ============




Supplemental disclosure of cash flow information:
   Cash paid for interest                                                         $    350,192    $    212,300    $    452,886
                                                                                  ============    ============    ============
Supplemental disclosure of non-cash investing and financing activities:
   Capital lease obligations entered into for equipment                           $  1,618,387    $  1,730,420    $    661,931
                                                                                  ============    ============    ============

   Accretion of redeemable preferred stock                                        $    486,807    $  1,370,909    $    132,236
                                                                                  ============    ============    ============

   Conversion of preferred stock                                                  $ 16,536,586    $         --    $         --
                                                                                  ============    ============    ============


The accompanying notes should be read in conjunction with these consolidated financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December  31, 1999, 1998 and 1997

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

      Newgen Results Corporation ("Newgen") was incorporated in California on February 16, 1994 and is a provider of customized, outsourced database management, direct marketing and related services for automobile dealerships' service departments and automobile manufacturers throughout the United States and Canada. Newgen also provides consulting services to both automobile manufacturers and individual dealerships. In December 1998, the Company reincorporated in Delaware and established the par value of its preferred and common stock at $0.001.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      In 1998, Newgen formed Newgen Dealer Pricing Center, Inc. ("NDPC"). NDPC is a wholly-owned subsidiary of Newgen. In 1999, Newgen formed three wholly-owned subsidiaries, Newgen Results Canada, Ltd. ("NRC"), Newgen Management Services, Inc. ("NMS"), and NGR Acquisition Corp. ("NGR"). The consolidated financial statements include the accounts of Newgen, NDPC, NRC, NMS, and NGR and are collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

      In February 2000, Newgen incorporated a wholly-owned subsidiary called Carabunga.com, Inc.

         USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued and other current liabilities approximate fair value because of the short-term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts of balances under capital lease obligations approximate fair value.

         REVENUE RECOGNITION

      With the exception of its Computer Care customers (see Note 3), the Company has standard agreements with its database marketing services customers. Although the terms of each individual agreement may vary, most agreements call for the Company to provide customized letters and telephone contacts for its dealership customers, in exchange for the payment of a monthly fee per active name in the automobile dealership's customer list. Most agreements have an initial minimum 6 to 24 month term, with 30-day notice of cancellation without penalty thereafter. With respect to the Company's Computer Care customers, the Company has standard agreements which generally call for the Company to provide customized letters and telephone contacts in exchange for a transaction fee based on the services provided. Most of these agreements may be terminated with 30 to 60 days notice.

      The Company recognizes revenue from both its database marketing services and consulting services in the month that services are provided. In certain instances, the Company's customers may pay an amount in advance for services to be provided over a period of time. In other cases, customers may pay the Company a fixed amount per month with the Company providing more services in certain months than in others. Advance payments are reflected as deferred revenue.

         CONCENTRATION OF RISKS

      Certain of the database marketing services provided by the Company have been recommended by its major customer, Ford Motor Company ("Ford"). However, the Company contracts separately with each individual dealership and uses the corporate recommendation to generate business. For all periods presented, substantially all of the Company's consulting business is with Ford. During the years ended December 31, 1999, 1998 and 1997, approximately 69%, 77%, and 75% of the Company's revenues were with Ford and its dealerships, respectively.

      As of December 31, 1999 and 1998, 75% and 91% of the Company's accounts receivable are due from Ford and its dealerships, respectively.

      The Company depends on a small number of suppliers for the delivery of services. Specifically, the Company has one source for their printing and direct mailing needs. Although the Company has not experienced any problems in this regard, any such problems or a change in suppliers, however, could cause a delay in service delivery and a possible loss of revenues, which would affect operating results adversely.

         CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 1998 consisted primarily of money market accounts and commercial paper.

         SHORT-TERM INVESTMENTS

      Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. At December 31, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. At December 31, 1999, cash, cash equivalents and short-term investments available-for-sale consisted of the following:


                                                                                  Unrealized        Estimated
                                                                        Cost         Gains         Fair Values
---------------------------------------------------------------------------------------------------------------
                  Cash                                             $   3,451,661    $       -      $  3,451,661
                  Cash equivalents                                     2,397,299          946         2,398,245
                                                                   -------------    ---------      ------------
                      Total cash and cash
                        equivalents                                    5,848,960          946         5,849,906
                                                                   -------------    ---------      ------------
                  Short-term investments:
                    Corporate securities                              14,922,643        2,228        14,924,871
                    Government securities                              2,493,063           37         2,493,100
                                                                   -------------    ---------      -------------
                      Total short-term investments                    17,415,706        2,265        17,417,971
                                                                   -------------    ---------      -------------
                      Total cash,  cash  equivalents
                        and short-term investments                 $  23,264,666    $   3,211      $  23,267,877
                                                                   =============    =========      =============


      Investments in corporate and government securities as of December 31, 1999 in the amount of $17,417,971 are scheduled to mature within one year. Proceeds from the sale of investments aggregated approximately $41,889,000 for the year ended December 31, 1999. The realized net gain on these sales
totaled approximately $468,000.                                       F-8

         PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the costs of the property or equipment over the estimated useful lives. The estimated useful lives for computer equipment, furniture and other is three years, and for leasehold improvements is the shorter of the estimated useful life of the leaseholds or the life of the lease. Periodically, the Company reviews for possible impairment of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.

      Property and equipment consist of the following at December 31,:


                                                           1999            1998
                                                       ------------    ------------
           Computer equipment, furniture and
             other                                     $  9,874,709    $  5,408,905
           Leasehold improvements                           682,620         324,322
                                                       ------------    ------------
                                                         10,557,329       5,733,227

           Accumulated depreciation and
             amortization                                (4,837,787)     (2,801,391)
                                                       ------------    ------------
           Property and equipment, net                 $  5,719,542    $  2,931,836
                                                       ============    ============


      Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

         GOODWILL

      Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of nine years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis.

         STOCK-BASED COMPENSATION

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board No. 25 under which compensation cost is measured by the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price of the option.

         INCOME TAXES

      The Company accounts for income taxes utilizing the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. If it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a valuation allowance is recognized.

         DEFERRED RENT

      Rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense incurred in excess of rent paid is reflected as deferred rent.

         COMPREHENSIVE INCOME

      The Company has implemented SFAS 130, "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income, the Company has displayed the components of comprehensive income and has displayed an amount representing total comprehensive income for 1999. The Company has presented the required information in the Consolidated Statements of Stockholders' Equity (Deficit). There were no components of comprehensive income in 1998 or 1997.

         SOFTWARE DEVELOPMENT AND REWRITE COSTS

      Beginning in 1997, the Company commissioned a substantial rewrite of its enterprise-wide database management software. Through December 31, 1998, the Company expensed the costs of these rewrites as incurred, approximately $2,842,000 and $617,000 in 1998 and 1997, respectively. In 1999, in accordance with the adoption of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", the Company capitalized certain of its 1999 rewrite development costs. Due to major deficiencies in the functionality of the software rewrite, the Company elected in the fourth quarter of 1999 not to deploy the software rewrite and wrote off approximately $168,000, the net remaining capitalized costs.

         COMPUTATION OF NET INCOME (LOSS) PER SHARE

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income
(loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding for the periods presented.


                                                                                   Year Ended December 31,
                                                                     --------------------------------------------------
                                                                           1999              1998            1997
                                                                     ----------------  --------------------------------
                  Net income (loss)                                     $ 4,834,950       $(3,203,129)   $(2,189,342)
                  Accretion of redeemable convertible
                   preferred stock                                         (486,807)       (1,370,909)      (132,236)
                                                                        -----------       -----------    -----------
                  Income (loss) applicable to common
                   stockholders                                         $ 4,348,143       $(4,574,038)   $(2,321,578)
                                                                        ===========       ===========    ===========


                  Shares used in basic per share
                   calculation                                            7,638,170         3,767,415      3,766,915
                  Effect of dilutive securities:
                    Warrants                                                 92,210                 -              -
                    Employee stock options                                  701,707                 -              -
                    Conversion of preferred stock                         1,307,462                 -              -
                                                                        -----------       -----------    -----------
                  Shares used in diluted per share
                   calculation                                            9,739,549         3,767,415      3,766,915
                                                                        ===========       ===========    ===========

                  Basic net income (loss) per share                     $      0.57       $     (1.21)   $     (0.62)
                  Diluted net income (loss) per share                   $      0.50       $     (1.21)   $     (0.62)



         RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB 101A, which defers the effective date for all registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, to allow for the option of implementing during the second quarter of fiscal 2000. Management is currently determining the impact of SAB No. 101 on the company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

         RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current presentation.

3.    ACQUISITION OF BUSINESS

      On November 30, 1999, Newgen, together with its subsidiary NGR, acquired the partnership interest, including certain net assets and liabilities of Computer Care, a New York general partnership and wholly owned operation of Automatic Data Processing, Inc. ("ADP"). Under the terms of the partnership purchase agreement. Newgen acquired the 100 percent interest in Computer Care for a purchase price of approximately $11,000,000 in cash, excluding transaction costs, and up to an additional $9,000,000 earn-out which may be paid based upon certain earn-out criteria. As of December 31, 1999, no additional earn-outs have been paid to ADP. The acquisition has been accounted for using the purchase method of accounting. The operations of Computer Care are included in Newgen's results of operations and financial position subsequent to the date of the acquisition. Acquisition goodwill of $11,551,000 is being amortized on a straight-line basis over nine years.

      Unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 below assumes the purchase of Computer Care had been consummated as of January 1, 1998. The pro forma results of operations include adjustments to give effect to amortization of goodwill and certain other adjustments and are not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


                                                               1999               1998
                                                                     (Unaudited)
                                                           --------------------------------
            Revenues                                       $ 70,700,000        $ 64,700,000
            Net income (loss)                              $   (300,000)       $ (6,700,000)
            Net income (loss) available to common
              shareholders                                 $   (800,000)       $ (8,000,000)

            Net income (loss) per share:
              Basic                                        $      (0.10)       $      (2.12)
              Diluted                                      $      (0.10)       $      (2.12)


4.    LINES OF CREDIT

     The Company has a revolving line of credit with a bank that is secured by substantially all assets. The total available amount of the revolving line is $5,000,000, including a $3,300,000 sub-limit for securing letters of credit.

Borrowings under the line of credit bear interest at the prime rate plus
1.00% with a maturity date of May 9, 2000. The Company also has a $2,000,000 equipment line of credit that bears an interest rate of the prime rate plus
 .50% with the draw period up to March 31, 2000. The credit facilities contain certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.50 to 1.0. At December 31, 1999 and 1998, no borrowings were outstanding. In February 2000, the bank issued a letter of credit in the amount of $266,442, which is due on August 1, 2000.

     The Company also has two lease lines of credit of $2,000,000 each for equipment acquisitions. These lines of credit expired on December 31, 1999. The Company is currently in negotiations with new and existing lenders to acquire additional equipment financing for fiscal 2000.

5.    INCOME TAXES

         The components of the provision for income taxes are as follows at December 31:


                                                   1999             1998           1997
                                                 -----------------------------------------
                  Federal - current              $111,800           $  -           $  -
                  Federal - deferred                    -              -              -
                  State - current                  19,200              -              -
                  State - deferred                      -              -              -
                                                 --------           -------        -------
                  Total                          $131,000           $  -           $  -
                                                 ========           =======        =======


         A reconciliation from the expected federal income tax provision at the statutory rate to the effective rate is as follows at December 31:


                                                                                1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------
                  Expected tax provision                                   $   1,689,000    $   (1,089,000)     $ (744,000)
                  State income taxes, net of
                   federal benefit                                               298,000          (192,000)       (131,000)
                  Other                                                         (270,000)          223,000          15,000
                  Change in valuation allowance                               (1,586,000)        1,058,000         860,000
                                                                           -------------    --------------      ----------
                           Actual tax provision                            $     131,000    $            -      $        -
                                                                           =============    ==============      ==========


         The net deferred tax asset results from the following temporary differences:


                                                                                 1999             1998
------------------------------------------------------------------------------------------------------------
                  Depreciation and amortization                               $  195,646      $     (5,856)
                  Accrued and other current
                   liabilities                                                   660,176           580,262
                  Net operating loss carryforwards                               980,944         2,473,182
                  Other                                                            7,019           382,599
                                                                              ----------      ------------
                           Total                                               1,843,785      $  3,430,187
                               Less valuation allowance                       (1,843,785)       (3,430,187)
                                                                              ----------      ------------
                  Total                                                       $        -      $          -
                                                                              ==========      ============


     As of December 31, 1999 the Company had net operating loss carryforwards of approximately $2.5 million for federal reporting purposes.

The federal loss carryforwards will begin expiring in 2009, unless previously utilized. The Company has approximately $70,000 of research and development credits which will begin expiring in 2012. Utilization of the Company's net operating loss carryforwards may be limited as a result of certain changes in the Company's ownership. The realization of the deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of its operating loss and credit carryforwards. Due to the uncertainty regarding realization of the deferred tax asset, management has provided a full valuation allowance against the net deferred tax asset. During fiscal 1999, the Company paid $131,000 in income taxes.

6.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 1999, at the closing of the initial public offering, all outstanding shares of preferred stock were converted into 3,408,741 shares of common stock. At December 31, 1999, 2,000,000 shares of preferred stock were authorized and none were outstanding.

     As of December 31, 1998, the Company has authorized 3,500,000 shares of preferred stock for issuance. The Board of Directors designated 1,260,137 and 2,200,000 shares as Series A Preferred Stock and Series B Preferred Stock, respectively. The remaining 39,863 shares of preferred stock are undesignated. Both issuances of preferred stock carried the following rights and privileges:

              a) VOTING: The holder of each preferred share has a right to the number of votes equal to the number of shares issuable upon conversion, as defined.

              b) REDEMPTION: Beginning November 26, 2002, and in each year thereafter, the Company is obligated to redeem, at the option of the preferred stockholders, up to 25% of the aggregate number of shares outstanding. The redemption value of each share shall equal the original issuance price ($4.40 for Series A and $4.52 for Series B), plus any declared and unpaid dividends and a premium of 8% per annum, compounded annually. In order to state the preferred stock at redemption value, as of December 31, 1998, the Company has accreted approximately $1,503,000, including amounts related to the 8% premium.

              c) DIVIDENDS: The preferred stockholders are entitled to non-cumulative dividends, when and if declared, at the same rate the dividends are paid to the common stockholders.

              d) LIQUIDATION: In the event of any merger, sale or reorganization in which control transfers or in liquidation or dissolution, the preferred stockholders have a liquidation preference over common stockholders. The liquidation preference is an amount equal to a multiple of 1.5 times the original purchase price.

              e) CONVERSION: Each share of the preferred stock is generally convertible at the option of the holder into one share of common stock and is subject to certain anti-dilution provisions. The preferred stock automatically converts into a certain number of common shares, as defined, upon the closing of certain offerings, as defined, and upon the election of 75% and 70% of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

         The Board of Directors has the authority, without further action by the shareholders, to issue any authorized but undesignated shares of preferred stock in one or more series and to fix all the terms, including rights, preferences, restrictions and redemptions.

7.    STOCKHOLDERS' EQUITY (DEFICIT)

         STOCK OPTION PLANS

    In August 1996, the Company adopted the 1996 Equity Incentive Plan ("the Plan"), under which incentive stock options, non-statutory options and rights to purchase restricted stock may be granted to employees, directors, consultants or advisors of the Company. Options issued under the Plan vest over either four or five years. No options granted under the Plan have a term in excess of ten years from the date of grant. The exercise price of an incentive stock option may not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of a non-statutory option cannot be less than 85% of the fair market value of the common stock on the date of grant. As of December 31, 1999 and 1998, 700,000 common shares have been reserved for issuance under the Plan. As of December 31, 1999 and 1998, 410,260 and 512,300 options are outstanding under the 1996 Plan, respectively.

    In August 1998, the Board of Directors adopted the 1998 Equity Incentive Plan ("the 1998 Plan") and obtained stockholder approval in November 1998. The 1998 Plan permits the granting of incentive stock options, non-statutory options, stock appreciation rights and rights to purchase restricted stock. An aggregate of 1,000,000 shares of the Company's common stock have initially been reserved for issuance pursuant to the exercise of stock awards granted to employees, directors and consultants under the 1998 Plan. An additional 500,000 shares may be reserved for issuance under the 1998 Plan to the extent that options outstanding on the effective date of the Company's initial public offering under the Company's 1996 Plan are returned to the 1996 Plan. The exercise price of an Incentive Stock Option cannot be less than 100% of the fair market value of the common stock on the date of the grant. The exercise price of a non-statutory stock option cannot be less than 85% of the fair market of the common stock on the date of grant. Options granted under the 1998 Plan vest at the rate specified in the option agreement. No options granted under the 1998 Plan have a term in excess of ten years from the grant date. As of December 31, 1999 and 1998, 847,523 and 332,370 options are outstanding under the 1998 Plan, respectively.

         EMPLOYEE STOCK PURCHASE PLAN

    In August 1998 the Board of Directors adopted the Employee Stock Purchase Plan ("Purchase Plan") and obtained stockholder approval in November 1998. The Company has reserved 350,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first day of each option purchase period, or the relevant purchase date. As of December 31, 1999 and 1998, no shares have been issued under the Purchase Plan. Included in accounts payable as of December 31, 1999 and 1998 are employee stock purchase plan withholdings of approximately $115,000 and $0, respectively. On January 31, 2000, 16,145 shares were issued under the Purchase Plan.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

    In August 1998, the Board of Directors adopted and in November 1998 the stockholders approved the Non-employee Director's Option Plan ("Director Plan"). The Company has reserved 150,000 shares of common stock for issuance under the Director Plan. The Director Plan provides an initial grant of options to purchase 6,000 shares of common stock to each new eligible outside director of the Company upon election to the Board. In addition, such eligible outside directors will be granted an option to purchase 2,000 shares of common stock at each annual meeting of the stockholders. The exercise price per share of all options granted under the Director Plan will be equal to 100% of the fair market value of the Company's common stock on the date of grant. Options granted expire after ten years and generally vest monthly over a one-year period. The initial grant options vest monthly over a three-year period. As of December 31, 1999 and 1998, 56,000 and zero options have been granted under the Director Plan, respectively.

    In 1998, certain officers were granted 80,000 options outside of the Company's stock option plans.

    The following table summarizes stock option plan activity:


                                                                                DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                     1999                           1998                            1997
                                          ---------------------------     ---------------------------      -------------------------
                                                     Weighted Average                Weighted Average              Weighted Average
                                                        Exercise                         Exercise                      Exercise
                                            Shares        Price           Shares          Price            Shares        Price
                                          ---------      -------          -------         -----            -------       -----
       Outstanding, beginning of year       924,670     $  2.31           641,100         $1.06             38,250        $0.50
       Granted                              639,113       10.16           416,270          4.12            616,250         1.09
       Exercised                           (103,240)       1.34              (500)         0.63                  -            -
       Terminated                           (66,760)       5.02          (132,200)         1.97            (13,400)        0.73
                                          ---------                      --------                          -------

       Outstanding, end of year           1,393,783        5.85           924,670          2.31            641,100         1.06
                                          =========                      ========                          =======

       Exercisable, end of period           241,026        1.86           111,455          0.87              7,400         0.50

       Weighted average fair value of             -     $  6.02                 -         $5.91                  -        $2.32
          options granted


    As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options under the minimum value method of SFAS 123. The following weighted average assumptions were used; risk-free interest rate ranging between 5.3% and 6.8%; dividend yield of zero; expected market price volatility factor of 47.7%; and a weighted average expected life of the options of seven years. Had compensation cost for stock options granted during the year ended December 31, 1997 been determined consistent with SFAS 123, the Company's net loss and related per share amounts on a pro forma basis would not materially differ from the amounts reported in the accompanying consolidated statements of operations for that period. Had compensation cost for stock options granted during the years ended December 31, 1999 and 1998 been determined consistent with SFAS 123, the Company's net income
(loss) and related per share amounts on a pro forma basis would be as follows:


                                                              1999                           1998
                                                   -------------------------      --------------------------
                                                   As Reported     Pro Forma      As Reported      Pro Forma
                                                   -----------     ---------      -----------      ---------
        Net income (loss) applicable to common    $4,348,143      $3,673,561    $(4,574,038)     $(4,753,424)
        stockholders

        Basic net income (loss) per share         $      .57      $      .48    $     (1.21)     $     (1.26)

        Diluted net income (loss) per share       $      .50      $      .43    $     (1.21)     $     (1.26)


    The Company recorded $900,900 as deferred compensation related to 429,000 options granted in December 1997. The deferred compensation is being amortized on a straight-line basis over the four or five-year vesting period of the underlying options.

    In 1998, the Company issued 416,270 options at exercise prices ranging between $2.50 and $4.50 per share. The Company recorded deferred compensation charges of $748,825 related to the grant of certain of these options. The deferred compensation is being amortized over the four or five-year vesting period of the underlying options.

    In 1999, the Company issued 639,113 options at exercise prices ranging between $5.25 and $13.00 per share. The Company recorded deferred compensation charges of $112,311 related to the grant of certain of these options. The deferred compensation is being amortized on a straight-line basis over the four or five-year vesting period of the underlying options. Total stock based deferred compensation expense charged to operations was $402,051, $255,757, and $0 in 1999, 1998 and 1997, respectively.

         WARRANTS

    As of December 31, 1998, the Company had outstanding warrants to purchase 10,000 shares of its Series A preferred stock. The warrants have an exercise price of $4.40 per share and expire in November 2001. Upon the closing of the public offering in May 1999, this warrant became a warrant to purchase 10,000 shares of common stock. As of December 31, 1999, 10,000 of these warrants are outstanding.

    In addition, as of December 31, 1999, and 1998, the Company has outstanding warrants to purchase 75,606 and 106,024 shares of its common stock at $0.75 per share, respectively. The warrants expire at various dates in 2002.

8.    EMPLOYEE BENEFITS

    The Company has a 401(k) Plan ("the 401(k) Plan") covering substantially all full-time employees. The 401(k) Plan is subject to the provisions of the Employee's Retirement Income Security Act of 1974. The 401(k) Plan allows for the Company to make matching contributions, up to a maximum of $750 per year per employee. The contributions made by the Company were approximately $103,000, $53,000, and $35,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company has a bonus plan for certain members of management. The bonuses earned are based upon factors such as meeting certain operating targets, including defined results of operations. During the years ended December 31, 1999, 1998, and 1997, the Company granted discretionary bonuses to its officers and employees in the amount of approximately $1,339,000, $928,000, and $834,000, respectively.

9.    RELATED PARTY TRANSACTIONS

    The Company had notes payable to related parties in the amount of $0 and $800,000 at December 31, 1999 and 1998, respectively. These notes were secured and subordinated to the bank line of credit. These notes were repaid in May 1999. Interest expense related to these notes totaled approximately $30,000, $73,000, and $101,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company had entered into an administrative service agreement with Newgen Services L.P., an affiliate, wherein the Company agreed to provide administrative services for Newgen Services L.P., in exchange for a monthly payment of up to $7,500, subject to adjustment. The agreement was for a period of one year, with automatic renewals, unless terminated by the mutual consent of both companies. This agreement was terminated as of January 1, 1999. Amounts earned under this agreement totaled $0, $43,000, and $90,000 for 1999, 1998, and 1997, respectively. The Company also performs consulting services for customers of this affiliate and has earned approximately $17,000, $59,000, and $131,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

10.    COMMITMENTS AND CONTINGENCIES

         LEASES

    The Company has both operating and capital lease commitments for facilities and certain equipment, which expire through June 2003. Provisions of the facility lease provide for abatement of rent during certain periods and escalating rent payments during the lease term. The Company maintains a letter of credit of $266,442 as collateral related to the facility lease. Collateral requirements decline annually over the term of the lease.

    The future lease commitments as of December 31, 1999, are summarized as follows:


                   Year Ended December 31,             Operating Leases       Capital Leases
                   -----------------------             ----------------       --------------
                             2000                         $1,083,308            $1,156,786
                             2001                            476,984               829,919
                             2002                                442               451,163
                             2003                                  -                65,602
                             2004                                  -                     -
           Thereafter                                              -                     -
                                                       ----------------       --------------
           Total minimum lease payments                   $1,560,734             2,503,470
                                                       ================
           Less amount representing interest                                      (302,009)
                                                                              --------------
           Present value of remaining minimum
              capital lease payments                                             2,201,461
           Less current portion                                                   (976,429)
                                                                              --------------
           Long-term portion of obligations under
              capital leases                                                    $1,225,032
                                                                               ==============



    Rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $1,204,000, $813,000, and $574,000, respectively. At December 31, 1999 and 1998, the net book value of assets subject to capital leases was $2,219,000 and $1,597,000, respectively.

         CONTINGENCIES

    The Company is subject to various claims that arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         PROCESSING AGREEMENTS

    The Company has an annual agreement with a third party, whereby the Company was given the rights to purchase dealerships' customer names to whom it provides services, for a fixed rate and a percentage of the Company's revenue from those dealers. Although the Company is under no obligation to purchase any data from this company at any time, the Company continues to exercise its rights under this agreement and incurred costs of approximately $1,563,000, $1,498,000, and $1,552,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company has agreements with third parties whereby it purchases postage and services relating to the production of letters for the Company's customers. Costs incurred related to these agreements during the years ended December 31, 1999, 1998, and 1997 were approximately $9,806,000, $6,666,000, and $4,304,000, respectively.

11.   OTHER FINANCIAL STATEMENT DATA

    Accrued and other current liabilities consist of the following at December
31:


                                                            1999                  1998
                                                         -----------          -----------
              Compensation and benefits                  $   819,339          $   699,162
              Deferred revenue                               756,835              694,128
              Other                                          483,599              930,751
                                                         -----------          -----------
                                                         $ 2,059,773          $ 2,324,041
                                                         ===========          ===========


    In December 1998, the Company wrote off to general and administrative expense approximately $600,000 of previously deferred costs related to its delayed 1998 proposed initial public offering.

12.   SEGMENT INFORMATION

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

    The following table summarizes segment information for the years ended December 31, 1999, 1998 and 1997:


                                              ---------------------------------------------------------
                                                                        1999
                                                 Database
                                                 Marketing          Consulting         Consolidated
                                              ----------------- -------------------- ------------------
             Revenues:
               Segment revenues                $ 49,456,670         $ 5,730,941         $55,187,611
               Segment cost of revenues          29,078,687           4,887,907          33,966,594
                                               ------------         -----------         -----------
               Segment gross profit            $ 20,377,983         $   843,034         $21,221,017
                                               ============         ===========         ===========
             Depreciation:
               Segment depreciation and        $  2,098,525         $    61,463         $ 2,159,988
                  amortization

             Assets:
               Segment assets                  $ 49,781,813         $ 1,312,698         $51,094,511
               Capital expenditures            $  3,393,742         $    28,280         $ 3,422,022



                                              ---------------------------------------------------------
                                                                        1998
                                                 Database
                                                 Marketing          Consulting         Consolidated
                                              ----------------- -------------------- ------------------
             Revenues:
               Segment revenues                 $ 31,512,768        $ 8,593,061         $40,105,829
               Segment cost of revenues           22,567,692          6,694,764          29,262,456
                                                ------------        -----------         -----------
               Segment gross profit             $  8,945,076        $ 1,898,297         $10,843,373
                                                ============        ===========         ===========
             Depreciation:
               Segment depreciation and         $  1,236,961        $    55,982         $ 1,292,943
                  amortization

             Assets:
               Segment assets                   $ 10,957,700        $ 1,814,635         $12,772,335
               Capital expenditures             $  1,058,469        $    70,459         $ 1,128,928



                                              ---------------------------------------------------------
                                                                        1997
                                                 Database
                                                 Marketing          Consulting         Consolidated
                                              ----------------- -------------------- ------------------
             Revenues:
               Segment revenues                  $20,974,032        $ 5,439,660         $26,413,692
               Segment cost of revenues           16,163,609          4,232,822          20,396,431
                                                 -----------        -----------         -----------
               Segment gross profit              $ 4,810,423        $ 1,206,838         $ 6,017,261
                                                 ===========        ===========         ===========
             Depreciation:
               Segment depreciation and          $   781,377        $    56,115         $   837,492
                  amortization

             Assets:
               Segment assets                    $10,246,762        $ 2,055,320         $12,302,082
               Capital expenditures              $   285,954        $   214,513         $   500,467




    The following table reconciles the Company's reportable segments' gross profit to consolidated income (loss) before tax for the years ended December 31, 1999, 1998 and 1997:


                                                             1999            1998            1997
                                                         -----------      -----------    ------------
             Gross profit from reportable segments       $21,221,017      $10,843,373    $  6,017,261
             Operating costs                              16,981,294       13,977,583       7,787,941
                                                         -----------      -----------    ------------
             Income (loss) from operations                 4,239,723       (3,134,210)     (1,770,680)

             Other income (expense), net                     726,227          (68,919)       (418,662)
                                                         -----------      -----------    ------------
             Income (loss) before tax                    $ 4,965,950      $(3,203,129)   $ (2,189,342)
                                                         ===========      ===========    ============


      The Company's operations are primarily in the United States. The Company's operations in its Canadian subsidiary as a result of the acquisition discussed in Note 3 are not significant as of December 31, 1999.

                                              SCHEDULE II
                                        NEWGEN RESULTS CORPORATION
                                    VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                             Additions                                    Balance
                                    Balance at Begining       Charged                                      at End
                                       of the Period         to Income       (Deductions)    Other (1)    of Period
--------------------------------------------------------------------------------------------------------------------
1997

Allowance for doubtful accounts           $ 124,000          $ 262,000        ($990,000)      $ 718,000   $ 114,000
                                          =========          =========         ========       =========   =========
--------------------------------------------------------------------------------------------------------------------
1998

Allowance for doubtfull accounts          $ 114,000          $ 140,000        ($467,000)      $ 512,000   $ 299,000
                                          =========          =========         ========       =========   =========
--------------------------------------------------------------------------------------------------------------------
1999

Allowance for doubtfull accounts          $ 299,000          $274,000       ($1,150,000)      $ 924,000   $ 347,000
                                          =========          ========        ==========       =========   =========
---------------------------------------------------------------------------------------------------------------------


1) Represents collection on receivable accounts that were previously written off