Form 10-Q
period 2000-03-31
NEWGEN RESULTS CORP
filed 2000-05-15
CIK 1022397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
                                          --------------

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

As of May 8, 2000, there were 10,179,154 shares of the Registrant's Common Stock outstanding.
================================================================================

                           NEWGEN RESULTS CORPORATION
                                 FORM 10-Q INDEX

                                                                                  Page
                                                                                  ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements..................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................   9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........  14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................  14

Item 2.       Changes in Securities and Use of Proceeds..........................  14

Item 6.       Exhibits and Reports on Form 8-K...................................  14

PART I.       FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,              DECEMBER 31,
                                                                                2000                     1999
                                                                              ---------              ------------
                                                                             (Unaudited)
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                               $ 16,203,674            $  5,849,906
     Short-term investments, available-for-sale                                 5,454,800              17,417,971
     Accounts receivable, net of allowance for doubtful accounts of
        $428,000 and $347,000, respectively                                    11,829,280               9,471,175
     Prepaid expenses and other assets                                          1,510,206                 972,301
                                                                             ------------            ------------
           Total current assets                                                34,997,960              33,711,353

  PROPERTY AND EQUIPMENT, net                                                   6,660,004               5,719,542
  GOODWILL, net                                                                11,293,240              11,444,279
  OTHER ASSETS                                                                  1,195,467                 219,337
                                                                             ------------            ------------
         Total assets                                                        $ 54,146,671            $ 51,094,511
                                                                             ============            ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                                        $  5,410,974            $  4,395,736
     Accrued and other current liabilities                                      2,288,143               2,059,773
     Current portion of capital lease obligations                                 948,261                 976,429
     Current portion of equipment loan payable                                    199,902                      --
                                                                             ------------            ------------
           Total current liabilities                                            8,847,280               7,431,938

  LONG-TERM LIABILITIES:
     Long-term portion of capital lease obligations                               992,377               1,225,032
     Long-term portion of equipment loan payable                                  399,804                      --
     Deferred rent                                                                 77,940                  90,930
                                                                             ------------            ------------
          Total liabilities                                                    10,317,401               8,747,900
                                                                             ------------            ------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 28,000,000 shares authorized;
        10,174,114 and 10,032,866 shares issued and outstanding,
        respectively                                                               10,174                  10,033
     Additional paid-in capital                                                52,497,632              52,282,503
     Deferred compensation                                                       (875,762)             (1,104,228)
     Notes receivable from stockholders                                          (140,346)                (56,250)
     Accumulated other comprehensive income (loss)                                 (4,956)                  3,885
     Retained deficit                                                          (7,657,472)             (8,789,332)
                                                                             ------------            ------------
          Total stockholders' equity                                           43,829,270              42,346,611
                                                                             ------------            ------------
          Total liabilities and stockholders' equity                         $ 54,146,671            $ 51,094,511
                                                                             ============            ============

The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        ------------------
                                                                       2000            1999
                                                                       ----            ----
         REVENUES:
           Database marketing services                             $19,312,377     $10,571,515
           Consulting services                                         508,169       1,532,137
                                                                   -----------     ------------
              Total revenues                                        19,820,546      12,103,652
                                                                   -----------     ------------
         COST OF REVENUES:
           Cost of database marketing services                      11,402,058        6,215,530
           Cost of consulting services                                 628,511        1,339,970
           Installation costs                                          477,550          363,997
                                                                   -----------     ------------
              Total cost of revenues                                12,508,119        7,919,497
                                                                   -----------     ------------
              Gross profit                                           7,312,427        4,184,155
                                                                   -----------     ------------
         OPERATING COSTS:
           Selling, general and administrative                       4,810,683        2,926,858
           Technology and product development                        1,057,159          627,313
           Amortization of goodwill and acquisition-related
             costs                                                     480,533               --
                                                                   -----------     ------------
              Total operating costs                                  6,348,375        3,554,171
                                                                   -----------     ------------
              Income from operations                                   964,052          629,984
                                                                   -----------     ------------
         OTHER INCOME (EXPENSE):
            Interest and investment income                             297,977            2,518
            Interest expense                                           (56,964)        (108,340)
                                                                   -----------      -----------
              Other income (expense), net                              241,013         (105,822)
                                                                   -----------      -----------
              Income before taxes                                    1,205,065          524,162

         PROVISION FOR INCOME TAXES                                     73,200               --
                                                                   -----------      -----------
              Net income                                             1,131,865          524,162

         ADJUSTMENT FOR ACCRETION OF
          REDEEMABLE CONVERTIBLE PREFERRED STOCK                            --         (365,105)
                                                                   -----------     ------------
                   Income applicable to common stockholders        $ 1,131,865     $    159,057
                                                                   ===========     ============
         Basic net income per share                                $      0.11     $       0.04
                                                                   ===========     ============
         Diluted net income  per share                             $      0.10     $       0.03
                                                                   ===========     ============
         Shares used in basic per share calculation                 10,131,867        3,829,995
                                                                   ===========     ============
         Shares used in diluted per share calculation               11,112,984        4,681,047
                                                                   ===========     ============

The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   ------------------
                                                                                2000              1999
                                                                                ----              ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $  1,131,865   $    524,162

         Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                                       1,014,032        387,283
            Deferred rent                                                         (12,990)        (4,579)
            Deferred compensation                                                  91,113         91,965
            Changes in assets and liabilities:
              Accounts receivable                                              (2,358,105)      (797,110)
              Prepaid expenses and other assets                                  (509,228)        23,682
              Accounts payable                                                  1,015,238        (98,614)
              Accrued and other current liabilities                               228,370        160,419
                                                                              -----------     ----------
                 Net cash provided by operating activities                        600,295        287,208
                                                                              -----------     ----------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of short-term investments                                   (4,542,126)            --
         Proceeds from matured short-term investments                          16,500,000             --
         Purchases of property and equipment                                   (1,632,264)      (192,734)
         Other assets                                                          (1,147,322)      (421,353)
                                                                              -----------     ----------
                   Net cash provided by (used in) investing activities          9,178,288       (614,087)
                                                                              -----------     ----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from stock transactions                                         144,094             --
         Proceeds from stock option exercises                                      92,208             59
         Payments of related party loans                                               --       (200,000)
         Payments on capital lease obligations                                   (260,823)      (253,661)
         Proceeds from equipment loan                                             599,706             --
         Net proceeds from lines of credit                                             --      1,193,643
                                                                              -----------     ----------
                   Net cash provided by financing activities                      575,185        740,041
                                                                              -----------     ----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                               10,353,768        413,162
       CASH AND CASH EQUIVALENTS, beginning of period                           5,849,906        816,753
                                                                              -----------     ----------
       CASH AND CASH EQUIVALENTS, end of period                               $16,203,674     $1,229,915
                                                                              ===========     ==========
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                               $    56,964     $  115,840
                                                                              ===========     ==========
         Taxes paid                                                           $    73,200     $       --
                                                                              ===========     ==========

       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES:
          Capital lease obligations entered into for equipment                $        --     $  199,670
                                                                              ===========     ==========
          Accretion of redeemable preferred stock                             $        --     $  365,105
                                                                              ===========     ==========

The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by Newgen Results Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. The consolidated financial statements include the accounts of Newgen Results Corporation, Newgen Dealer Pricing Center, Inc., Newgen Results Canada, Ltd., Newgen Management Services, Inc., Carabunga.com, Inc., and NGR Acquisition Corporation. These entities are collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, these consolidated interim financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

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

2. INVESTMENTS

         Investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. At March 31, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. There were no realized gains or losses for the three months ended March 31, 2000.

         Cash, cash equivalents and short-term investments available-for-sale consisted of the following (unaudited):

                                                                        MARCH 31, 2000
                                                          --------------------------------------------
                                                                                             ESTIMATED
                                                                           UNREALIZED           FAIR
                                                           COST             (LOSSES)           VALUES
                                                           ----             --------           ------
               Cash                                      $  4,698,546     $       --         $  4,698,546
               Cash equivalents                            11,506,640         (1,512)          11,505,128
                                                         ------------      ---------         ------------
                Total cash and cash equivalents            16,205,186         (1,512)          16,203,674
                                                         ------------      ---------         ------------
               Short-term investments:
                 Corporate securities                       3,982,003           (503)           3,981,500
                 Government securities                      1,473,371            (71)           1,473,300
                                                         ------------      ---------         ------------
                 Total short-term investments               5,455,374           (574)           5,454,800
                                                         ------------      ---------         ------------
               Total cash, cash equivalents and
                 short-term investments                  $ 21,660,560      $  (2,086)        $ 21,658,474
                                                         ============      =========         ============

                                                                       DECEMBER 31, 1999
                                                          --------------------------------------------
                                                                                              ESTIMATED
                                                                          UNREALIZED            FAIR
                                                           COST              GAINS            VALUES
                                                           ----             --------           ------
               Cash                                       $  3,451,661    $      --         $  3,451,661
               Cash equivalents                              2,397,299          946            2,398,245
                                                          ------------    ---------         ------------
                Total cash and cash equivalents              5,848,960          946            5,849,906
                                                          ------------    ---------         ------------
               Short-term investments:
                 Corporate securities                       14,922,643        2,228           14,924,871
                 Government securities                       2,493,063           37            2,493,100
                                                          ------------    ---------         ------------
                 Total short-term investments               17,415,706        2,265           17,417,971
                                                          ------------    ---------         ------------
               Total cash, cash equivalents and
                 short-term investments                   $ 23,264,666        3,211         $ 23,267,877
                                                          ============    =========         ============

         Investments in corporate and government securities as of March 31, 2000 and December 31, 1999 in the amount of $5,454,800 and $17,417,971, respectively, are scheduled to mature within one year.

3. COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

         Net income per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. This statement requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities (options and warrants) outstanding during the period, computed using the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ------------------------
                                                                    2000                1999
                                                                    ----                ----
                                                                          (Unaudited)
                NET INCOME PER SHARE - BASIC
                Net income applicable to common stockholders     $  1,131,865      $    159,057
                                                                 ============      ============
                Weighted average number of common shares           10,131,867         3,829,995
                                                                 ============      ============
                Net income per share - basic                     $       0.11      $       0.04
                                                                 ============      ============
                NET INCOME PER SHARE - DILUTED
                Net income                                       $  1,131,865      $    524,162
                                                                 ============      ============
                Net income applicable to common stockholders     $  1,131,865      $    159,057
                                                                 ============      ============

                Weighted average number of common shares           10,131,867         3,829,995
                Potentially dilutive securities:
                    Stock options                                     902,950           746,792
                    Warrants                                           78,167           104,260
                                                                 ------------      ------------
                      Total                                        11,112,984         4,681,047
                                                                 ============      ============
                Net income per share - diluted                   $       0.10      $       0.03
                                                                 ============      ============



4. SEGMENT INFORMATION

         The Company's revenues are substantially derived from two service segments: database marketing and consulting operations. The database marketing segment provides outsourced database management, direct marketing and related customer retention services for the service department of automobile dealerships and manufacturers. The consulting segment develops and implements new techniques and programs that enable automobile dealerships to grow their business, streamline inefficient processes and more effectively market their services, and includes the services offered by Newgen Management Services, Inc.

         The following table summarizes segment information for the three months ended March 31, 2000 and 1999.

                                                          THREE MONTHS ENDED MARCH 31,
                           ---------------------------------------------------------------------------------------------------
                                                2000                                                 1999
                           -------------------------------------------------    ----------------------------------------------
                                             (Unaudited)                                         (Unaudited)
                           -------------------------------------------------    ----------------------------------------------
                              DATABASE                                            DATABASE
                              MARKETING        CONSULTING      CONSOLIDATED       MARKETING      CONSULTING       CONSOLIDATED
                           ---------------    ------------    --------------    ------------    -----------     ---------------
REVENUES:
Segment revenues             $19,312,377      $ 508,169         $19,820,546      $10,571,515     $1,532,137        $12,103,652
Segment cost of revenues      11,879,608        628,511          12,508,119        6,579,527      1,339,970          7,919,497
                             -----------      ---------         -----------      -----------     ----------        -----------
Segment gross profit (loss)  $ 7,432,769      $(120,342)        $ 7,312,427      $ 3,991,988     $  192,167        $ 4,184,155
                             ===========      =========         ===========      ===========     ==========        ===========

The following table reconciles the Company's reportable segments' gross profit to consolidated net income for the periods presented:

                                                              THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------
                                                               2000                1999
                                                          ----------------    ----------------
                                                                    (Unaudited)
               Gross profit from reportable segments      $ 7,312,427            $ 4,184,155
               Operating costs                              6,348,375              3,554,171
                                                          -----------            -----------
               Income from operations                         964,052                629,984
               Other income (expense), net                    241,013               (105,822)
               Provision for income taxes                      73,200                     --
                                                          -----------            -----------
                 Net income                               $ 1,131,865            $   524,162
                                                          ===========            ===========

5.     COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2000 and 1999 consisted of:

                                                             THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------
                                                               2000                1999
                                                          ----------------    ---------------
                                                                      (Unaudited)
               Net income                                   $ 1,131,865           $ 524,162
               Other comprehensive income:
                 Unrealized losses                               (2,086)                 --
                 Foreign currency translation                    (2,870)                 --
                                                            -----------           ---------
               Comprehensive income                         $ 1,126,909           $ 524,162
                                                            ===========           =========

6. SOFTWARE DEVELOPMENT COST

         In accordance with the adoption of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", the Company capitalized $823,000 for the three months ended March 31, 2000 and is included in Other Assets in the accompanying balance sheets.

7. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB 101A, which defers the effective date for all registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, to allow for the option of implementing during the second quarter of fiscal 2000. Management is currently determining the impact of SAB No. 101 on the Company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Newgen Results Corporation (the "Company") should be read in conjunction with the consolidated unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in the Company's Form 10-K.

         Certain statements set forth below constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those discussed herein and in the Form 10-K for the year ended December 31, 1999, that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

         The Company provides customized, outsourced database management, direct marketing and related services for service departments of automobile dealerships and for automobile manufacturers. The Company has expertise both in database marketing and customer retention services, as well as an in-depth knowledge of automobile service department operations. Database marketing services revenues consist of revenues from the RESULTS program as well as ancillary products and services.

         The Company generates revenue from database marketing services and consulting services. Revenues from database marketing services are derived primarily from customer retention services, including the RESULTS Program. Database marketing services comprised 97% and 87% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Revenues from consulting services were derived from consulting services provided to Ford Motor Company and its dealerships and services provided to automobile dealerships' service and parts departments by Newgen Management Services, Inc. Consulting services comprised 3% and 13% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

         Revenues for the RESULTS program are based on the number of active names in a dealership's database, typically a fixed number determined by the dealership. The Company generally invoices each of the dealers on a monthly basis in advance. Consulting revenues from Newgen Management Services, Inc. are based on installation costs, fixed monthly fees and profit sharing. All other consulting revenues are based principally on a per diem rate for the services provided. The Company is also reimbursed for travel expenses and associated costs it incurs in providing consulting services, which are included as revenues. The Company recognizes all of its revenues in the month during which it performs the related database marketing or consulting services.

         The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to the implementation of the Around The Wheel program for certain Ford dealers has been substantially completed. However, Ford has extended certain maintenance aspects of the project through at least September 2000. Consulting revenue is expected to decrease as a result of the completion of the implementation portion of the Around The Wheel contract. The Company is not currently seeking a commitment from Ford for new consulting engagements beyond the completion of the Around the Wheel project, except for services provided by Newgen Management Services, Inc.. A majority of the Company's database marketing services are attributable to Ford dealerships. During the three months ended March 31, 2000 and 1999, sales of RESULTS program to Ford dealerships represented 38% and 57% of total revenues, respectively. The

Company continues to provide data mining services to Ford Motor Company. One hundred percent of consulting services were provided to Ford during such periods.

         Cost of revenues consists of database marketing services costs, consulting costs and installation costs. Costs of database marketing services include the printing and mailing of letters, as well as the costs of the teleservice contacts of dealership customers. The costs of database marketing services also include all costs of managing and purifying the dealership databases, as well as the costs of customer service and customer satisfaction departments. Costs of consulting include the direct costs of consulting personnel, as well as the cost of any independent consultants subcontracted by the Company. Costs of consulting also include costs of travel and associated costs incurred by the Company's Consulting Division. Installation costs include the direct costs (excluding sales commissions) of implementing the Company's program at dealerships and the costs of the initial download, setup and purification of the dealership's customer database. These costs are expensed as incurred and represent a one-time charge for each new dealership added to the Company's customer base. As a result, these costs are expected to decrease as a percentage of total revenues as database marketing services revenues increase, unless the Company installs a greater number of dealerships than in the past. Installation costs are presented as a separate line item to illustrate investment in implementing new dealerships. For the purposes of calculating the gross profit associated with database marketing services in Management's Discussion and Analysis of Financial Condition and Results of Operations, installation costs are added to cost of database marketing services.

         Operating costs consist of fixed costs, such as selling, general and administrative and technology and product development costs. The Company anticipates that operating costs will increase as it develops and introduces new services and increases its customer base. Historically, the Company has been able to leverage operating costs over a growing revenue base, and to the extent that the business continues to grow, the Company expects that operating costs as a percentage of total revenues will continue to decline even though they are expected to increase in absolute dollars. However, because the Company is generally unable to significantly reduce costs in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned and certain expenses incurred by sales representatives. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of personnel who maintain the Company's information systems and conduct research and product development activities.

         As of December 31, 1999, the Company had net operating loss carryforwards for federal reporting purposes of approximately $2.5 million. These net operating loss carryforwards expire in various years beginning in 2009, unless previously utilized. The net deferred asset is fully reserved because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards may be limited as a result of certain changes in the Company's ownership.

         On November 30, 1999, the Company acquired Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company paid approximately $11.0 million in cash at closing, and may pay up to an additional $9.0 million in cash dependent on certain earn-out criteria. The Company acquired a business that services over 2,000 dealerships. These include approximately 1,100 manufacturer accounts and 1,100 individual dealerships to whom the Company will be providing database marketing services. The acquisition has been accounted for using the purchase method of accounting. The operations of Computer Care are included in the Company results of operations and financial position subsequent to the date of acquisition. Acquisition goodwill of $11.7 million is being amortized on a straight-line basis over nine years.

         In February 2000, the Company incorporated a wholly-owned subsidiary called Carabunga.com, Inc. Carabunga.com utilizes the Internet as a marketing tool for dealerships. It is intended to be a dealership portal for one-to-one marketing programs for the automotive industry. The Internet site will showcase the following three value-added products for dealers and manufacturers:

         - E-PROMOTIONS will identify service customers who are ready to purchase another vehicle and create an on-line program of specialty letters and telephone follow-up calls.

         - E-COUPONS will provide an electronic format for the delivery of coupons that offer discounted services.

         - ROAD will provide an electronic format that will enable dealerships and manufacturers to analyze their customer database to better understand potential opportunities, perform data visualization and mapping techniques, and consequently generate lists of customers who are ready to buy another vehicle.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES. Revenues from database marketing services increased by $8.7 million, or 83%, to $19.3 million in the quarter ended March 31, 2000 from $10.6 million in the quarter ended March 31, 1999. The increase in database marketing services revenues was due primarily to a net increase of approximately 940 RESULTS program customers including the new customers associated with the acquisition of Computer Care in November 1999. Revenues from consulting services decreased by $1.0 million, or 67%, to $508,000 in the quarter ended March 31, 2000 from $1.5 million in the quarter ended March 31, 1999. The decrease in consulting services revenues was due primarily to the completion of the implementation of the Around The Wheel consulting project in almost all of the target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $3.4 million, or 86%, to $7.4 million in the quarter ended March 31, 2000 from $4.0 million in the quarter ended March 31, 1999. As a percentage of database marketing services revenues, database marketing services gross profit was approximately 38% in the quarters ended March 31, 2000 and 1999. Inefficiencies associated with the production of Computer Care related services decreased the gross profit percentage in the first quarter in 2000. The Company closed the Computer Care facility in New York and transferred processing of all Computer Care dealers to San Diego in April 2000. Gross profit from consulting services decreased by $313,000, or 163%, to a gross loss of $120,000 for the quarter ended March 31, 2000 from a gross profit of $192,000 for the quarter ended March 31, 1999. This decrease was due primarily to the completion of the Around The Wheel consulting project and due to lower utilization of consulting personnel.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased by $1.9 million, or 64%, to $4.8 million for the quarter ended March 31, 2000 from $2.9 million for the quarter ended March 31, 1999. The dollar increase was due primarily to continued growth of the marketing department and the addition of sales and administrative personnel and related infrastructure associated with being a public company. As a percentage of revenues, selling, general and administrative costs were 24% for the quarters ended March 31, 2000 and 1999.

         TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development costs increased by $430,000, or 69%, to $1.1 million for the quarter ended March 31, 2000 from

$627,000 for the quarter ended March 31, 1999. As a percentage of total revenues, technology and product development costs were 5% for the quarters ended March 31, 2000 and 1999. During the quarter ended March 31, 2000, the Company capitalized $823,000 of the cost associated with software developed for internal use in accordance with Statement of Position 98-1.

         AMORTIZATION OF GOODWILL AND ACQUISITION-RELATED COSTS. As a result of the Company's acquisition of Computer Care in November 1999, during the quarter ended March 31, 2000, the Company recognized costs and expenses of $481,000, consisting of amortization of goodwill and various integration related costs.

         OTHER INCOME (EXPENSE), NET. Other income increased by $347,000 to $241,000 for the quarter ended March 31, 2000 from other expense of $106,000 for the quarter ended March 31, 1999. This increase was due primarily to the increases in interest and investment income related to higher cash, cash equivalents and short-term investments resulting from the initial public offering in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $600,000 and $287,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in cash provided by operating activities was primarily due to the increase in net income in the three months ended March 31, 2000 compared to the same period in 1999.

         Cash provided by (used in) investing activities was $9,178,000 and $(614,000) in the three months ended March 31, 2000 and 1999, respectively. The increase in cash provided by investing activities was primarily due to the maturity of short-term investments.

         Cash provided by financing activities was $575,000 and $740,000 in the three months ended March 31, 2000 and 1999, respectively. The decrease in cash provided by financing activities was primarily due to decrease in proceeds from lines of credit.

         The Company has a working capital line of credit with Silicon Valley Bank ("SVB") that is secured by substantially all of its assets. The total available amount of the line is $7.0 million, including a $3.3 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at SVB prime rate (9.0% at March 31, 2000), plus 0.5% with maturity date of May 9, 2001. The Company also has two letters of credit to secure facility lease obligations of $2,789,970 and $266,442, which expire on March 31, 2001 and August 1, 2000, respectively. These letters of credit reduce the amount available under the line of credit. The line of credit contains certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.0 to 1.0. The Company also has a $2.0 million equipment line of credit with SVB that bears an interest rate of SVB prime rate plus 0.5% with the draw period up to March 31, 2000. As of March 31, 2000, the Company had outstanding borrowings of $599,706 under the equipment line of credit.

         The Company has signed a $52-million, 15-year lease to build a 103,000-square foot corporate headquarters, with a projected building completion and occupancy date of April 2001.

         As of March 31, 2000, the Company has approximately $21.7 million of cash, cash equivalents, and short-term investments. From time to time, the Company may utilize the credit facility with SVB to meet short-term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet both its capital requirements for at least the next twelve months and its potential earn-out obligation related to its Computer Care acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company invests its excess cash in short-term, interest-bearing, investment-grade securities that are held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate, are material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d) The effective date or the Company's registration statement on Form S-1 (No. 333-62703) relating to the Company's initial public offering was May 20, 1999. A total of 2,724,370 shares of common stock in the aggregate were sold by the Company at a price of $13.00 per share to an underwriting syndicate led by Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and
             Dain Rauscher Wessels. The offering commenced on May 21, 1999 and ended on May 25, 1999. The initial public offering resulted in gross proceeds of approximately $35.4 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $800,000. Net Proceeds to the Company were $32.1 million. From the time of receipt through March 31, 2000, the net proceeds were used in the acquisition of Computer Care ($11.6 million) and for purchases of property and equipment related to operations ($3.3 million). The remaining $17.2 million was applied to net purchases of cash equivalents and short-term investments in corporate commercial paper and government securities. The Company had expected to spend $2.0 million for an investment in a joint venture with autobuytel.com. The letter of intent relating to this investment has lapsed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             The following exhibits are included as part of this Report:

 Exhibit No.   Description of Exhibit
 -----------   ----------------------
   10.28       First Amendment to Industrial Lease Agreement dated October 22,
               1999 between the Registrant and The Irvine Company

   10.29 Office Lease Agreement dated March 27, 2000 between the Registrant and Kilroy Realty, L.P.

   27.1        Financial Data Schedule for the three months ended March 31,
               2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NEWGEN RESULTS CORPORATION
                                  (Registrant)



Date:    May 15, 2000                  /s/ Gerald L. Benowitz
                                       ----------------------
                                         Gerald L. Benowitz
                                            President and
                                       Chief Executive Officer
                                    (Principal Executive Officer)



Date:    May 15, 2000                     /s/ Samuel Simkin
                                       ----------------------
                                            Samuel Simkin
                                       Chief Financial Officer
                                    (Principal Financial Officer)