Form 10-Q
period 2000-06-30
NEWGEN RESULTS CORP
filed 2000-08-14
CIK 1022397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 8, 2000, there were 10,528,704 shares of the Registrant's Common Stock outstanding.

================================================================================

                           NEWGEN RESULTS CORPORATION
                                 FORM 10-Q INDEX

                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements.........................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................  10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................  16

Item 4.       Submission of Matters to a Vote of Security Holders.......................  16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................  17

Item 2.       Changes in Securities and Use of Proceeds.................................  17

Item 6.       Exhibits and Reports on Form 8-K..........................................  17

PART I.       FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,       DECEMBER 31,
                                                                              2000             1999
                                                                          ------------     ------------
                                                                           (Unaudited)
                                               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ....................................        $ 19,031,904     $  5,849,906
    Short-term investments, available-for-sale ...................           1,495,350       17,417,971
    Accounts receivable, net of allowance for doubtful accounts of
         $375,000 and $347,000 respectively ......................          13,025,519        9,471,175
    Prepaid expenses and other current assets ....................           2,819,425          972,301
                                                                          ------------     ------------
         Total current assets ....................................          36,372,198       33,711,353

   PROPERTY AND EQUIPMENT, net ...................................           7,730,076        5,719,542
   GOODWILL, net .................................................          11,213,036       11,444,279
   OTHER ASSETS ..................................................           2,255,739          219,337
                                                                          ------------     ------------
         Total assets ............................................        $ 57,571,049     $ 51,094,511
                                                                          ============     ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable .............................................        $  4,989,208     $  4,395,736
    Accrued and other current liabilities ........................           2,718,368        2,059,773
    Current portion of capital lease obligations .................             918,823          976,429
    Current portion of equipment loan payable ....................             199,902               --
                                                                          ------------     ------------
        Total current liabilities ................................           8,826,301        7,431,938

  LONG-TERM LIABILITIES:
    Long-term portion of capital lease obligations ...............             775,298        1,225,032
    Long-term portion of equipment loan payable ..................             349,829               --
    Deferred rent ................................................              64,950           90,930
                                                                          ------------     ------------
         Total liabilities .......................................          10,016,378        8,747,900
                                                                          ------------     ------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 28,000,000 shares authorized;
      10,206,399 and 10,032,866 shares issued and outstanding
      respectively ...............................................              10,206           10,033
    Additional paid-in capital ...................................          52,534,977       52,282,503
    Deferred compensation ........................................            (762,967)      (1,104,228)
    Notes receivable from stockholders ...........................            (140,346)         (56,250)
    Accumulated other comprehensive income (loss) ................              (8,420)           3,885
    Retained deficit .............................................          (4,078,779)      (8,789,332)
                                                                          ------------     ------------
       Total stockholders' equity ................................          47,554,671       42,346,611
                                                                          ------------     ------------
       Total liabilities and stockholders' equity ................        $ 57,571,049     $ 51,094,511
                                                                          ============     ============

The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
REVENUES:
  Database marketing services ......................    $ 19,386,457     $ 11,963,306     $ 38,698,834     $ 22,534,821
  Consulting services ..............................         639,726        1,628,612        1,147,895        3,160,748
                                                        ------------     ------------     ------------     ------------
     Total revenues ................................      20,026,183       13,591,918       39,846,729       25,695,569
                                                        ------------     ------------     ------------     ------------

COST OF REVENUES:
  Cost of database marketing services ..............       9,503,838        6,344,527       20,905,896       12,560,056
  Cost of consulting services ......................         841,327        1,373,634        1,469,838        2,713,604
  Installation costs ...............................         398,003          385,959          875,553          749,957
                                                        ------------     ------------     ------------     ------------
     Total cost of revenues ........................      10,743,168        8,104,120       23,251,287       16,023,617
                                                        ------------     ------------     ------------     ------------
     Gross profit ..................................       9,283,015        5,487,798       16,595,442        9,671,952
                                                        ------------     ------------     ------------     ------------

OPERATING COSTS:
  Selling, general and administrative ..............       5,051,490        3,400,653        9,862,173        6,327,509
  Technology and product development ...............       1,145,455        1,025,609        2,202,614        1,652,922
  Amortization of goodwill and acquisition - related
      costs ........................................         587,985               --        1,068,518               --
                                                        ------------     ------------     ------------     ------------
     Total operating costs .........................       6,784,930        4,426,262       13,133,305        7,980,431
                                                        ------------     ------------     ------------     ------------
     Income from operations ........................       2,498,085        1,061,536        3,462,137        1,691,521
                                                        ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest, investment and other income ...........       1,249,240          171,861        1,547,217          174,379
   Interest expense ................................         (63,517)         (96,422)        (120,481)        (204,762)
                                                        ------------     ------------     ------------     ------------
     Other income (expense), net ...................       1,185,723           75,439        1,426,736          (30,383)
                                                        ------------     ------------     ------------     ------------
     Income before taxes ...........................       3,683,808        1,136,975        4,888,873        1,661,138
PROVISION FOR INCOME TAXES .........................         105,050               --          178,250               --
                                                        ------------     ------------     ------------     ------------
     Net income ....................................       3,578,758        1,136,975        4,710,623        1,661,138
ADJUSTMENT FOR ACCRETION OF REDEEMABLE
   CONVERTIBLE PREFERRED STOCK .....................              --         (121,702)              --         (486,807)
                                                        ------------     ------------     ------------     ------------
     Income applicable to common stockholders ......    $  3,578,758     $  1,015,273     $  4,710,623     $  1,174,331
                                                        ============     ============     ============     ============
Basic income per share .............................    $       0.35     $       0.15     $       0.46     $       0.23
                                                        ============     ============     ============     ============
Diluted income per share ...........................    $       0.32     $       0.12     $       0.42     $       0.19
                                                        ============     ============     ============     ============
Shares used in basic per share calculation .........      10,191,984        6,568,199       10,161,864        5,199,097
                                                        ============     ============     ============     ============
Shares used in diluted per share calculation .......      11,187,355        9,384,239       11,147,066        8,606,391
                                                        ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                                  NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................  $  4,710,623   $  1,661,138
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................     2,080,186        846,699
     Deferred rent ........................................................       (25,980)       (17,574)
     Deferred compensation ................................................       204,339        201,025
     Changes in assets and liabilities:
       Accounts receivable ................................................    (3,554,344)       821,532
       Prepaid expenses and other current assets ..........................    (1,823,824)      (464,448)
       Accounts payable ...................................................       593,472      1,016,697
       Accrued and other current liabilities ..............................       658,595        952,824
                                                                             ------------   ------------
         Net cash provided by operating activities ........................     2,843,067      5,017,893
                                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments ..................................    (2,081,260)   (31,898,470)
     Proceeds from matured short-term investments .........................    18,000,000     23,500,000
     Purchases of property and equipment ..................................    (3,604,883)    (1,740,037)
     Proceeds from sale of property and equipment .........................        22,605             --
     Other assets .........................................................    (2,313,601)       271,938
                                                                             ------------   ------------
         Net cash provided by (used in) investing activities ..............    10,022,861     (9,866,569)
                                                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock transactions .....................................       144,094     32,109,807
     Proceeds from stock options and warrant exercises ....................       129,585             --
     Payments on capital lease obligations ................................      (507,340)      (607,832)
     Payments of related party loans ......................................            --       (800,000)
     Proceeds from equipment loan .........................................       599,706             --
     Payments on equipment loan ...........................................       (49,975)            --
     Net proceeds from lines of credit ....................................            --        199,643
                                                                             ------------   ------------
         Net cash provided by financing activities ........................       316,070     30,901,618
                                                                             ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................    13,181,998     26,052,942
CASH AND CASH EQUIVALENTS, beginning of period ............................     5,849,906        816,753
                                                                             ------------   ------------

CASH AND CASH EQUIVALENTS, end of period ..................................  $ 19,031,904   $ 26,869,695
                                                                             ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ...............................................  $    120,481   $    214,762
                                                                             ============   ============
     Cash paid for taxes ..................................................  $    178,250   $         --
                                                                             ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations entered into for equipment .................  $         --   $  1,467,746
                                                                             ============   ============
     Accretion of redeemable preferred stock ..............................  $         --   $    486,807
                                                                             ============   ============
     Conversion of preferred stock ........................................  $         --   $ 16,536,586
                                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by Newgen Results Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at June 30, 2000, and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. Certain reclassification have been made to prior consolidated financial statements to conform with current presentations.

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

2.       INVESTMENTS

         Investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At June 30, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. There were no realized gains or losses for the three and six months ended June 30, 2000.

         At June 30, 2000, cash, cash equivalents and short-term investments available-for-sale consisted of the following (unaudited):

                                                                    ESTIMATED
                                                    UNREALIZED        FAIR
                                        COST          LOSSES         VALUES
                                     ------------  ------------   ------------
Cash                                 $  4,871,905  $        --    $  4,871,905
Cash equivalents                       14,160,619         (620)     14,159,999
                                     ------------  ------------   ------------
 Total cash and cash equivalents       19,032,524         (620)     19,031,904
                                     ------------  ------------   ------------
Short-term investments:
  Government securities                 1,495,400          (50)      1,495,350
                                     ------------  ------------   ------------
Total cash, cash equivalents and
  short-term investments             $ 20,527,924  $      (670)   $ 20,527,254
                                     ============  ============   ============

         Investments in government securities as of June 30, 2000, in the amount of $1,495,350 are scheduled to mature within one year.

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

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                               --------------------------  --------------------------
                                                   2000          1999          2000          1999
                                               ------------  ------------  ------------  ------------
                                                       (Unaudited)                 (Unaudited)
NET INCOME PER SHARE - BASIC
Income applicable to common
   stockholders                                $  3,578,758  $  1,015,273  $  4,710,623  $  1,174,331
                                               ============  ============  ============  ============
Weighted average number of common shares         10,191,984     6,568,199    10,161,864     5,199,097
                                               ============  ============  ============  ============
Net income per share - basic                   $       0.35  $       0.15  $       0.46  $       0.23
                                               ============  ============  ============  ============

NET INCOME PER SHARE - DILUTED

Net income                                     $  3,578,758  $  1,136,975  $  4,710,623  $  1,661,138
                                               ============  ============  ============  ============
Weighted average number of common shares         10,191,984     6,568,199    10,161,864     5,199,097
Potentially dilutive securities:
    Preferred stock                                      --     1,893,745            --     2,499,469
    Stock options                                   924,708       823,348       910,866       809,889
    Warrants                                         70,663        98,947        74,336        97,936
                                               ------------  ------------  ------------  ------------
      Total                                      11,187,355     9,384,239    11,147,066     8,606,391
                                               ============  ============  ============  ============
Net income per share - diluted                 $       0.32  $       0.12  $       0.42  $       0.19
                                               ============  ============  ============  ============

4.         SEGMENT INFORMATION

         The Company's revenues are substantially derived from two service segments: database marketing and consulting operations. The database marketing segment provides outsourced database management, direct marketing and related customer retention services for the service department of automobile dealerships and manufacturers. The consulting segment develops and implements new techniques and programs that enable automobile dealerships to grow their business, streamline inefficient processes and more effectively market their services, and includes the services offered by Newgen Management Services, Inc., a wholly-owned subsidiary of the Company.

         The following tables summarize segment information for the three and six months ended June 30, 2000 and 1999.

                                                                    THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------------------------------
                                                          2000                                       1999
                                       -----------------------------------------  ----------------------------------------
                                                       (Unaudited)                                (Unaudited)
                                        DATABASE                                   DATABASE
                                        MARKETING     CONSULTING    CONSOLIDATED   MARKETING     CONSULTING   CONSOLIDATED
                                       ------------  ------------   ------------  ------------  ------------  ------------
REVENUES:

Segment revenues                       $ 19,386,457  $    639,726   $ 20,026,183  $ 11,963,306  $  1,628,612  $ 13,591,918
Segment cost of  revenues                 9,901,841       841,327     10,743,168     6,730,486     1,373,634     8,104,120
                                       ------------  ------------   ------------  ------------  ------------  ------------
Segment gross profit (loss)            $  9,484,616  $   (201,601)  $  9,283,015  $  5,232,820  $    254,978  $  5,487,798
                                       ============  ============   ============  ============  ============  ============


                                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------------------------------
                                                          2000                                       1999
                                       -----------------------------------------  ----------------------------------------
                                                       (Unaudited)                                (Unaudited)
                                        DATABASE                                   DATABASE
                                        MARKETING     CONSULTING    CONSOLIDATED   MARKETING     CONSULTING   CONSOLIDATED
                                       ------------  ------------   ------------  ------------  ------------  ------------
REVENUES:

Segment revenues                       $ 38,698,834  $  1,147,895   $ 39,846,729  $ 22,534,821  $  3,160,748  $ 25,695,569
Segment cost of  revenues                21,781,449     1,469,838     23,251,287    13,310,013     2,713,604    16,023,617
                                       ------------  ------------   ------------  ------------  ------------  ------------
Segment gross profit (loss)            $ 16,917,385  $   (321,943)  $ 16,595,442  $  9,224,808  $    447,144  $  9,671,952
                                       ============  ============   ============  ============  ============  ============

The following table reconciles the Company's reportable segments' gross profit to consolidated net income for the periods presented:

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  --------------------------
                                              2000           1999          2000          1999
                                          ------------   ------------  ------------  ------------
                                                  (Unaudited)                  (Unaudited)
Gross profit from reportable segments     $  9,283,015   $  5,487,798  $ 16,595,442  $  9,671,952
Operating costs                              6,784,930      4,426,262    13,133,305     7,980,431
                                          ------------   ------------  ------------  ------------
  Income from operations                     2,498,085      1,061,536     3,462,137     1,691,521
Other income (expense), net                  1,185,723         75,439     1,426,736       (30,383)
Provision for income taxes                     105,050             --       178,250            --
                                          ------------   ------------  ------------  ------------
  Net income                              $  3,578,758   $  1,136,975  $  4,710,623  $  1,661,138
                                          ============   ============  ============  ============

5.    COMPREHENSIVE INCOME

        Comprehensive income for the three and six months ended June 30, 2000 and 1999 consisted of:

                                     THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                     ---------------------------  ---------------------------
                                         2000           1999          2000           1999
                                     ------------   ------------  ------------   ------------
Net income                           $  3,578,758   $  1,136,975  $  4,710,623   $  1,661,138
Other comprehensive income:
  Unrealized gain (loss)                    1,416             --          (670)            --
  Foreign currency translation             (4,880)            --        (7,750)            --
                                     ------------   ------------  ------------   ------------
Comprehensive income                 $  3,575,294   $  1,136,975  $  4,702,203   $  1,661,138
                                     ============   ============  ============   ============

6.   SOFTWARE DEVELOPMENT COSTS

           In accordance with the adoption of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company capitalized $1,088,000 and $2,094,000 for the three and six months ended June 30, 2000, respectively, and is included in Other Assets in the accompanying consolidated balance sheets.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This SAB summarizes the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. Management is currently determining the impact of SAB No. 101 and does not believe that its adoption will have a material impact on the Company's consolidated financial statements.

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

8.   NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company received notes from two executive officers in the aggregate amount of $140,000 as payment for stock options exercised.

   EXECUTIVE                DATE OF NOTE              AMOUNT OF NOTE          INTEREST RATE            TERM
-------------------       ----------------         --------------------    ------------------      --------------
Gerald Benowitz           1/29/99                       $44,950.00               4.64%                 4 years
Gerald Benowitz           1/31/00                       $44,950.00               6.21%                 4 years


   EXECUTIVE                DATE OF NOTE              AMOUNT OF NOTE          INTEREST RATE            TERM
-------------------       ----------------         --------------------    ------------------      --------------
Gerald Benowitz           1/31/00                       $27,839.81               6.21%                 4 years
Samuel Simkin             1/29/99                       $11,237.50               4.64%                 4 years
Samuel Simkin             1/31/00                       $11,237.50               6.21%                 4 years

     In August 2000, the Company received additional notes from Gerald Benowitz in the aggregate amount of approximately $2,728,000 for payment of stock options exercised.

9.   OTHER INCOME

         In June 2000, the Company recorded a gain of $1,000,000 related to the settlement of a vendor dispute in Other Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Newgen Results Corporation and subsidiaries (the "Company") should be read in conjunction with the consolidated unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in the Company's Form 10-K.

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

         The Company generates revenue from database marketing services and consulting services. Revenues from database marketing services are derived primarily from customer retention services, including the RESULTS program. Database marketing services comprised 97% and 88% of total revenues for the three and six months ended June 30, 2000 and 1999, respectively. Revenues from consulting services were derived from consulting services provided to Ford Motor Company and its dealerships and services provided to automobile dealerships' service and parts departments by Newgen Management Services, Inc., a wholly-owned subsidiary of the Company. Consulting services comprised 3% and 12% of total revenues for the three and six months ended June 30, 2000 and 1999, respectively.

         Database marketing services revenues consist of revenues from the RESULTS program as well as ancillary products and services. Revenues for the RESULTS program are based on the number of active names in a dealership's database, typically a fixed number determined by the dealership. For customers acquired in connection with the acquisition of Computer Care in November 1999, who are not on the RESULTS program, revenues are based on the number of service reminder letters and follow-up phone calls performed on behalf of the dealer. For services provided under the RESULTS program, the Company invoices each of the dealers on a monthly basis in advance. For services provided under the former Computer Care program, dealers are invoiced at the end of the month. Consulting revenues from Newgen Management Services, Inc. are based on installation fees, fixed monthly fees and profit sharing. All other consulting revenues are based principally on a per diem rate for the services provided. The Company is also reimbursed for travel expenses and associated costs it incurs in providing consulting services, which are included as revenues. The Company recognizes all of its revenues in the month during which it performs the related database marketing or consulting services.

         The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is primarily centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to the implementation of the Around The Wheel program for certain Ford dealers has been completed. Ford has extended certain maintenance aspects of the project through the end of August 2000. The Company is currently negotiating an extension through December 2000. Consulting revenue is expected to decrease as a result of the completion of the Around The Wheel contract. The Company is not currently seeking a commitment from Ford for new consulting engagements beyond the completion of the Around The Wheel project, except for services provided by Newgen Management Services, Inc. A significant amount of the Company's database marketing services are attributable to Ford dealerships. Sales of RESULTS program to Ford dealerships represented 39% and 54% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 39% and 55% for the six months ended June 30, 2000 and 1999, respectively. The Company also continues to provide data mining services to Ford Motor Company. Services provided under this agreement have begun to diminish as the project nears completion, which is expected in fourth quarter of 2000. One hundred percent of consulting services were provided to Ford during the three and six months ended June 30, 2000.

          Cost of revenues consist of database marketing services costs, consulting costs and installation costs. Costs of database marketing services include the printing and mailing of letters, as well as the costs of the teleservice contacts of dealership customers. The costs of database marketing services also include all costs of managing and purifying the dealership databases, as well as the costs associated with maintaining the Company's customer service department. Costs of consulting include the direct costs of consulting personnel, as well as the cost of any independent consultants subcontracted by the Company. Costs of consulting also include costs of travel and associated costs incurred by the Company's Consulting Division. Installation costs include the direct costs (excluding sales commissions) of implementing the Company's program at dealerships and the costs of the initial download, setup and purification of the dealership's customer database. These costs are expensed as incurred and represent a one-time charge for each new dealership added to the Company's customer base. As a result, these costs are expected to decrease as a percentage of total revenues as database marketing services revenues increase, unless the Company installs a greater number of dealerships than in the past. Installation costs are presented as a separate line item to illustrate investment in implementing new dealerships. For the purposes of calculating the gross profit associated with database marketing services in Management's Discussion and Analysis of Financial Condition and Results of Operations, installation costs are added to cost of database marketing services.

         Operating costs consist of fixed costs, such as selling, general and administrative and technology and product development costs. The Company anticipates that operating costs will increase as it develops and introduces new services, such as Carabunga.com, and increases its customer base. Historically, the Company has been able to leverage operating costs over a growing revenue base, and to the extent that the business continues to grow, the Company expects that operating costs as a percentage of total revenues will continue to decline even though they are expected to increase in absolute dollars. However, because the Company is generally unable to significantly reduce costs in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned and certain expenses incurred by sales representatives. Likewise, any short-term increase in expenses would likely have an immediate adverse effect on the business, results of operations and financial condition of the Company, unless the Company was able to also increase revenues in the short term. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of personnel who maintain the Company's information systems and conduct research and product development activities.

         As of December 31, 1999, the Company had net operating loss carryforwards for federal reporting purposes of approximately $2.5 million. These net operating loss carryforwards expire in various years beginning in 2009, unless previously utilized. The net deferred tax asset recorded on the balance sheet at June 30, 2000 was $747,000 and is expected to be fully utilized during 2000. Utilization of the Company's net operating loss carryforwards may be limited as a result of certain changes in the Company's ownership.

         On November 30, 1999, the Company acquired Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company paid approximately $11.0 million in cash at closing, and may pay up to an additional $9.0 million in cash dependent on certain earn-out criteria, which would be payable in the first quarter of 2001 and reflected as an increase in goodwill. The Company acquired a business that services over 2,000 dealerships. These include approximately 1,100 manufacturer accounts and 1,100 individual dealerships to whom the Company will be providing database marketing services. The acquisition was accounted for using the purchase method of accounting. The operations of Computer Care are included in the Company's results of operations and financial position subsequent to the date of acquisition. Acquisition goodwill of $12.0 million is being amortized on a straight-line basis over nine years.

         In February 2000, the Company incorporated a wholly-owned subsidiary called Carabunga.com, Inc. Carabunga.com utilizes the Internet as a marketing tool for dealerships. It is intended to be a dealership portal for one-to-one marketing programs for the automotive industry. Live operations on the Internet site began on June 26, 2000. The Internet site showcases the following three value-added products for dealers and manufacturers:

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

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. Revenues from database marketing services increased by $7.4 million, or 62%, to $19.4 million in the quarter ended June 30, 2000 from $12.0 million in the quarter ended June 30, 1999. The increase in database marketing services revenues was due primarily to a net increase of approximately 1,260 RESULTS program customers and the new customers associated with the acquisition of Computer Care in November 1999, and reductions in certain customer discounts and credits. Revenues from consulting services decreased by $989,000, or 61%, to $640,000 in the quarter ended June 30, 2000 from $1.6 million in the quarter ended June 30, 1999. The decrease in consulting services revenues was due primarily to the completion of the implementation of the Around The Wheel consulting project in almost all of the target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $4.3 million, or 81%, to $9.5 million in the quarter ended June 30, 2000 from $5.2 million in the quarter ended June 30, 1999. As a percentage of database marketing services revenues, database marketing services gross profit was approximately 49% in the quarter ended June 30, 2000 and 44% in the quarter ended June 30, 1999. The increase reflects the reorganization and rationalization of the Company's field customer satisfaction department, previously recorded in cost of revenues. The former field customer satisfaction representative's main purpose was to service existing accounts. Modifying the Company's sales methodology allowed the sales representatives the ability to service accounts while selling new products to existing dealers, in addition to selling new accounts. Contributing to the increase in gross profit was the recognition of $395,000 of revenue previously deferred relating to data mining services. Some cost efficiency was also obtained through upgrading the Company's technical infrastructure. Gross profit from consulting services decreased by $457,000, or 179%, to a gross loss of $202,000 for the quarter ended June 30, 2000 from a gross profit of $255,000 for the quarter ended June 30, 1999. This decrease was due primarily to the completion of the Around The Wheel consulting project and due to lower utilization of consulting personnel.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased by $1.7 million, or 49%, to $5.1 million for the quarter ended June 30, 2000 from $3.4 million for the quarter ended June 30, 1999. The dollar increase was due primarily to continued growth of the marketing department, the addition of administrative personnel and the reorganization of the sales department. As a percentage of revenues, selling, general and administrative costs were 25% for the quarters ended June 30, 2000 and 1999.

         TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development costs increased by $120,000, or 12%, to $1.1 million for the quarter ended June 30, 2000 from $1.0 million for the quarter ended June 30, 1999. The increase was due primarily to the Company's decision to invest heavily in new service development and the difficulty of attracting qualified full-time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors. As a percentage of total revenues, technology and product development costs decreased to 6% for the quarter ended June 30, 2000 from 8% for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, the Company capitalized $1,088,000 of costs associated with software developed for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

         AMORTIZATION OF GOODWILL AND ACQUISITION-RELATED COSTS. As a result of the Company's acquisition of Computer Care in November 1999, for the quarter ended June 30, 2000, the Company recognized $588,000 of amortization of goodwill and various acquisition-related costs.

         OTHER INCOME (EXPENSE), NET. Net other income increased by $1.1 million to $1.2 million for the quarter ended June 30, 2000 from net other income of $75,000 for the quarter ended June 30, 1999. This increase was due primarily to a gain of $1.0 million related to the settlement of a vendor dispute.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          REVENUES. Revenues from database marketing services increased by $16.2 million, or 72%, to $38.7 million in the six months ended June 30, 2000 from $22.5 million in the six months ended June 30, 1999. The increase in database marketing services revenues was due primarily to a net increase of approximately 1,260 RESULTS program customers including the new customers associated with the acquisition of Computer Care in November 1999, and reductions in certain customer discounts and credits. Revenues from consulting services decreased by $2.0 million, or 64%, to $1.1 million in the six months ended June 30, 2000 from $3.2 million in the six months ended June 30, 1999. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around The Wheel consulting project in almost all of the Company's target dealerships.

         GROSS PROFIT. Gross profit from database marketing services increased by $7.7 million, or 83%, to $16.9 million in the six months ended June 30, 2000 from $9.2 million in the six months ended June 30, 1999. As a percentage of database marketing services revenues, database marketing services gross profit increased to 44% in the six months ended June 30, 2000 from 41% for the six months ended June 30, 1999. The increase reflects the reorganization and rationalization of the Company's field customer satisfaction department, previously recorded in cost of revenues. The former field customer satisfaction representative's main purpose was to service existing accounts. Modifying the Company's sales methodology allowed the sales representatives the ability to service accounts while selling new products to existing dealers, in addition to selling new accounts. Some cost efficiency was also obtained through upgrading the Company's technical infrastructure. Gross profit from consulting services decreased by $769,000, or 172%, to a gross loss of $322,000 in the six months ended June 30, 2000 from a gross profit of $447,000 in the six months ended June 30, 1999. This decrease was due primarily to the fact that the Around The Wheel project was in its concluding stages, resulting in less than full utilization of the Company's consultants.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased by $3.5 million, or 56%, to $9.9 million for the six months ended June 30, 2000 from $6.3 million in the six months ended June 30, 1999. The increase was due primarily to higher commissions associated with the selling of longer-term contracts for new dealerships. To a lesser extent, the increase was due to continued growth of the marketing department, the addition of administrative personnel and the reorganization of the sales department. As a percentage of total revenues, selling, general and administrative costs were 25% for the six months ended June 30, 2000 and 1999.

         TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development costs increased by $550,000, or 33%, to $2.2 million in the six months ended June 30, 2000 from $1.7 million in the six months ended June 30, 1999. The increase was due primarily to the Company's decision to invest heavily in new service development and the difficulty of attracting qualified full-time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors. As a percentage of total revenues, technology and product development costs were 6% for the six months ended June 30, 2000 and 1999.
For the six months ended June 30, 2000, the Company capitalized $2,094,000 of the cost associated with software developed for internal use in accordance with Statement of Position 98-1.

          AMORTIZATION OF GOODWILL AND ACQUISITION-RELATED COSTS. As a result of the Company's acquisition of Computer Care in November 1999, for the six months ended June 30, 2000, the Company recognized $1,069,000 of amortization of goodwill and various acquisition-related costs.

         OTHER INCOME (EXPENSE), NET. Net other income increased by $1.5 million to $1.4 million in the six months ended June 30, 2000 from net other expense of $30,000 for the six months ended June 30, 1999. This increase was due primarily to a gain of $1.0 million related to the settlement of a vendor dispute, which was recorded in Other Income during the second quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $2,843,000 and $5,018,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities was primarily due to the timing of the collection of accounts receivable in the six months ended June 30, 2000 compared to the same period in 1999.

         Cash provided by (used in) investing activities was $10,023,000 and $(9,867,000) in the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by investing activities was primarily due to the maturity of short-term investments.

         Cash provided by financing activities was $316,000 and $30,902,000 in the six months ended June 30, 2000 and 1999, respectively. The decrease in cash provided by financing activities is due to the Company's completion of its initial public offering in May 1999, which resulted in net proceeds of approximately $32,100,000.

         The Company has a working capital line of credit with Silicon Valley Bank ("SVB") that is secured by substantially all of its assets. The total available amount of the line of credit is $7.0 million, including a $3.3 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at SVB prime rate (9.5% at June 30, 2000), plus 0.5% with a maturity date of May 9, 2001. As of June 30, 2000, there are no borrowings outstanding under this line of credit. The Company has a $2,790,000 letter of credit, which expires on March 31, 2001, to secure the facility lease obligation for the Company's future facility. In addition, an amount of $113,000 has been reserved to cover facility lease obligations for the existing facility, which is expected to expire in April 2001, pending final lease termination negotiations. These letters of credit reduce the amount available under the line of credit. The line of credit contains certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.0 to 1.0. The Company also has a $2.0 million equipment line of credit with SVB that bears an interest rate of SVB prime rate plus 0.5% with a draw period up to June 30, 2000. As of June 30, 2000, the Company had outstanding borrowings of $550,000 under the equipment line of credit.

         The Company has signed a $52-million, 15-year lease to build an approximately 103,000-square foot corporate headquarters, with a projected building completion and occupancy date of April 2001.

         As of June 30, 2000, the Company has approximately $20.5 million of cash, cash equivalents, and short-term investments. From time to time, the Company may utilize the credit facility with SVB to meet short-term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet requirements for at least the next twelve months and its potential earn-out obligation related to its Computer Care acquisition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company invests its excess cash in short-term, interest-bearing investment-grade securities that are held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on June 8, 2000.

     The following nominees were elected as directors, each to hold office until the 2003 Annual Meeting of Stockholders or his successor is elected and qualified, by the vote set forth below:

NOMINEE                             VOTES FOR             VOTES AGAINST
-------                         -------------------  ------------------------
Gerald L. Benowitz                     9,333,356             4,825
Jess R. Marzak                         9,333,356             4,825
John Moragne                           9,333,356             4,825

     The following directors' term of office continued after the annual meeting: Gary Simkin, Bert Winemiller, Bob Dorf, Abraham L. Simkin, Bernard
C. Simkin, Eugene J. Fischer.

     The proposal to approve an amendment to the Company's Amended and Restated 1998 Equity Incentive Plan to increase the aggregate number of shares of the Company's common stock authorized for issuance under the plan by 750,000 was approved.

     There were 7,469,717 votes for the proposal, 554,165 votes against the proposal, and 100 votes abstaining from the proposal.

     The selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified by the vote of the stockholders. There were 8,023,607 votes for the proposal, 240 votes against the proposal, and 135 votes abstaining from the proposal.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     In June 2000, the Company was notified by four individuals asserting claims for unspecified equity interests in the Company. The Company believes that the claims of these individuals are without merit and the Company intends to vigorously defend any lawsuit asserting the claims of these individuals. However, should any litigation be decided adversely to the Company, the Company might be required to pay damages or issue shares of the Company's common stock to these individuals.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) The effective date or the Company's registration statement on Form S-1 (No. 333-62703) relating to the Company's initial public offering was May 20, 1999. A total of 2,724,370 shares of common stock in the aggregate were sold by the Company at a price of $13.00 per share to an underwriting syndicate led by Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and Dain Rauscher Wessels. The offering commenced on May 21, 1999 and ended on May 25, 1999. The initial public offering resulted in gross proceeds of approximately $35.4 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $800,000. Net proceeds to the Company were $32.1 million. From the time of receipt through June 30, 2000, the net proceeds were used in the acquisition of Computer Care ($11.6 million), for purchases of property and equipment related to operations ($6.0 million) and development of software for internal use ($2.1 million). The remaining $12.4 million was applied to net purchases of cash equivalents and short-term investments in government securities.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are included as part of this Report:

                       EXHIBIT NO.      DESCRIPTION OF EXHIBIT
                       -----------      ----------------------
                           10.6     Amended and Restated 1998 Equity Incentive
                                    Plan

                           10.30    Statement of Work Number 4 dated April 10,
                                    2000 between the Registrant and iXL Inc.

                           10.31 Statement of Work dated June 5, 2000 between the Registrant and infogain Corporation

                           10.32    Software License Agreement dated June 21,
                                    2000 between the Registrant and Clarify Inc.

                           10.33    Purchase Agreement dated July 1, 2000
                                    between the Registrant and Geomel
                                    Enterprises, Inc.

                           10.34    Marketing Agreement dated July 5, 2000
                                    between the Registrant

                                    and 4imprint, Inc.

                           10.35 Employment Agreement dated January 1, 2000 by and between the Registrant and Gerald
                                    Benowitz.

                           10.36 Employment Agreement dated January 1, 2000 by and between the Registrant and Samuel
                                    Simkin.

                           10.37 Employment Agreement dated January 1, 2000 by and between the Registrant and Leslie
                                    Silver.

                           10.38 Employment Agreement dated January 1, 2000 by and between the Registrant and James
                                    Roche.

                           27.1 Financial Data Schedule for the six months ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NEWGEN RESULTS CORPORATION
                              (Registrant)

Date:    August 14, 2000                         /s/Gerald L. Benowitz
                                            ---------------------------------
                                                  Gerald L. Benowitz
                                                     President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)

Date:    August 14, 2000                           /s/ Samuel Simkin
                                            ---------------------------------
                                                      Samuel Simkin
                                                 Chief Financial Officer
                                              (Principal Financial Officer)