Form 10-Q/A
period 2000-06-30
NEWGEN RESULTS CORP
filed 2000-08-17
CIK 1022397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements.........................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................  10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................  16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................  17

Item 2.       Changes in Securities and Use of Proceeds.................................  17

Item 4.       Submission of Matters to a Vote of Security Holders.......................  17

Item 6.       Exhibits and Reports on Form 8-K..........................................  18




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

                                            8.

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

8.   NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company received notes from two executive officers in the aggregate amount of $140,000 as payment for stock options exercised. The following table describes the terms of these notes:

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

                                          9.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                       NEWGEN RESULTS CORPORATION
                              (Registrant)

Date:    August 16, 2000                         /s/Gerald L. Benowitz
                                            ---------------------------------
                                                  Gerald L. Benowitz
                                                     President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)

Date:    August 16, 2000                           /s/ Samuel Simkin
                                            ---------------------------------
                                                      Samuel Simkin
                                                 Chief Financial Officer
                                              (Principal Financial Officer)