Form 10-Q/A
period 2000-06-30
NEWGEN RESULTS CORP
filed 2000-11-14
CIK 1022397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 8, 2000, there were 10,224,908 shares of the Registrant's Common Stock outstanding.

================================================================================

                           NEWGEN RESULTS CORPORATION
                                FORM 10-Q/A INDEX

                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements.........................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................   *

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................   *


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................   *

Item 2.       Changes in Securities and Use of Proceeds.................................   *

Item 4.       Submission of Matters to a Vote of Security Holders.......................   *

Item 6.       Exhibits and Reports on Form 8-K..........................................   *


* Previously provided.

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

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
REVENUES:
  Database marketing services ......................    $ 19,386,457     $ 11,963,306     $ 38,698,834     $ 22,534,821
  Consulting services ..............................         639,726        1,628,612        1,147,895        3,160,748
                                                        ------------     ------------     ------------     ------------
     Total revenues ................................      20,026,183       13,591,918       39,846,729       25,695,569
                                                        ------------     ------------     ------------     ------------

COST OF REVENUES:
  Cost of database marketing services ..............       9,503,838        6,344,527       20,905,896       12,560,056
  Cost of consulting services ......................         841,327        1,373,634        1,469,838        2,713,604
  Installation costs ...............................         398,003          385,959          875,553          749,957
                                                        ------------     ------------     ------------     ------------
     Total cost of revenues ........................      10,743,168        8,104,120       23,251,287       16,023,617
                                                        ------------     ------------     ------------     ------------
     Gross profit ..................................       9,283,015        5,487,798       16,595,442        9,671,952
                                                        ------------     ------------     ------------     ------------

OPERATING COSTS:
  Selling, general and administrative ..............       5,051,490        3,400,653        9,862,173        6,327,509
  Technology and product development ...............       1,145,455        1,025,609        2,202,614        1,652,922
  Amortization of goodwill and acquisition - related
      costs ........................................         587,985               --        1,068,518               --
                                                        ------------     ------------     ------------     ------------
     Total operating costs .........................       6,784,930        4,426,262       13,133,305        7,980,431
                                                        ------------     ------------     ------------     ------------
     Income from operations ........................       2,498,085        1,061,536        3,462,137        1,691,521
                                                        ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest, investment and other income ...........       1,249,240          171,861        1,547,217          174,379
   Interest expense ................................         (63,517)         (96,422)        (120,481)        (204,762)
                                                        ------------     ------------     ------------     ------------
     Other income (expense), net ...................       1,185,723           75,439        1,426,736          (30,383)
                                                        ------------     ------------     ------------     ------------
     Income before taxes ...........................       3,683,808        1,136,975        4,888,873        1,661,138
PROVISION FOR INCOME TAXES .........................         105,050               --          178,250               --
                                                        ------------     ------------     ------------     ------------
     Net income ....................................       3,578,758        1,136,975        4,710,623        1,661,138
ADJUSTMENT FOR ACCRETION OF REDEEMABLE
   CONVERTIBLE PREFERRED STOCK .....................              --         (121,702)              --         (486,807)
                                                        ------------     ------------     ------------     ------------
     Income applicable to common stockholders ......    $  3,578,758     $  1,015,273     $  4,710,623     $  1,174,331
                                                        ============     ============     ============     ============
Basic income per share .............................    $       0.35     $       0.15     $       0.46     $       0.23
                                                        ============     ============     ============     ============
Diluted income per share ...........................    $       0.32     $       0.12     $       0.42     $       0.19
                                                        ============     ============     ============     ============
Shares used in basic per share calculation .........      10,191,984        6,568,199       10,161,864        5,199,097
                                                        ============     ============     ============     ============
Shares used in diluted per share calculation .......      11,305,715        9,384,239       11,172,081        8,606,391
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

                       NEWGEN RESULTS CORPORATION
                              (Registrant)

Date:    November 14, 2000                        /s/ Gerald L. Benowitz
                                            ---------------------------------
                                                  Gerald L. Benowitz
                                                     President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)

Date:    November 14, 2000                        /s/ Samuel Simkin
                                            ---------------------------------
                                                      Samuel Simkin
                                                 Chief Operating Officer
                                              (Principal Financial Officer)