Form 10-Q
period 2000-09-30
NEWGEN RESULTS CORP
filed 2000-11-14
CIK 1022397

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.
                                                             ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of November 8, 2000, there were 10,248,553 shares of the Registrant's Common Stock outstanding.

===============================================================================

                           NEWGEN RESULTS CORPORATION
                                 FORM 10-Q INDEX

                                                                                      PAGE
                                                                                      ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements......................................   3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................  10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............  16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................  16

Item 2.       Changes in Securities and Use of Proceeds..............................  16

Item 6.       Exhibits and Reports on Form 8-K.......................................  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2000                    1999
                                                                               -------------           ------------
                                                                                (Unaudited)
                                     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents...................................               $16,434,972             $ 5,849,906
    Short-term investments, available-for-sale..................                        --              17,417,971
    Accounts receivable, net of allowance for doubtful accounts
         of $380,000 and $347,000 respectively..................                17,309,092               9,471,175
    Prepaid expenses and other current assets...................                 3,116,588                 972,301
                                                                               -----------             -----------
         Total current assets...................................                36,860,652              33,711,353

   PROPERTY AND EQUIPMENT, net..................................                 9,036,842               5,719,542
   GOODWILL, net................................................                10,924,320              11,444,279
   OTHER ASSETS.................................................                 2,862,487                 219,337
                                                                               -----------             -----------
         Total assets...........................................               $59,684,301             $51,094,511
                                                                               ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable............................................               $ 5,129,975             $ 4,395,736
    Accrued and other current liabilities.......................                 3,139,481               2,059,773
    Current portion of capital lease obligations ...............                   820,050                 976,429
    Current portion of equipment loan payable...................                   199,902                      --
                                                                               -----------             -----------
        Total current liabilities...............................                 9,289,408               7,431,938

  LONG-TERM LIABILITIES:
    Long-term portion of capital lease obligations..............                   621,458               1,225,032
    Long-term portion of equipment loan payable.................                   299,853                      --
    Deferred rent...............................................                        --                  90,930
                                                                               -----------             -----------
         Total liabilities......................................                10,210,719               8,747,900
                                                                               -----------             -----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 28,000,000 shares
      authorized; 10,241,923 and 10,032,866
      shares issued and outstanding respectively................                    10,242                  10,033
    Additional paid-in capital..................................                52,717,551              52,282,503
    Deferred compensation.......................................                  (708,758)             (1,104,228)
    Notes receivable from stockholders..........................                  (140,346)                (56,250)
    Accumulated other comprehensive income (loss)...............                   (13,652)                  3,885
    Retained deficit............................................                (2,391,455)             (8,789,332)
                                                                               -----------             -----------
       Total stockholders' equity...............................                49,473,582              42,346,611
                                                                               -----------             -----------
       Total liabilities and stockholders' equity ..............               $59,684,301             $51,094,511
                                                                               ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------              -----------------
                                                             2000            1999           2000            1999
                                                             ----            ----           ----            ----
REVENUES:
  Database marketing services....................         $18,303,464     $12,656,016    $57,002,298     $35,190,837
  Consulting services............................             786,953       1,515,165      1,934,848       4,675,914
                                                          -----------     -----------    -----------    -----------
     Total revenues..............................          19,090,417      14,171,181     58,937,146      39,866,751
                                                          -----------     -----------    -----------    -----------

COST OF REVENUES:
  Cost of database marketing services............           8,530,126       6,820,511     29,436,022     19,380,567
  Cost of consulting services....................             862,505       1,285,604      2,332,343      3,999,208
  Installation costs.............................             381,619         338,276      1,257,172      1,088,233
                                                          -----------     -----------    -----------    -----------
     Total cost of revenues......................           9,774,250       8,444,391     33,025,537     24,468,008
                                                          -----------     -----------    -----------    -----------
     Gross profit................................           9,316,167       5,726,790     25,911,609     15,398,743
                                                          -----------     -----------    -----------    -----------

OPERATING COSTS:
  Selling, general and administrative............           5,174,553       3,038,407     15,036,726      9,365,916
  Technology and product development.............           1,202,730       1,154,084      3,405,344      2,807,006
  Amortization of goodwill and acquisition -
      related costs..............................             350,038              --      1,418,556             --
                                                          -----------     -----------    -----------    -----------
     Total operating costs.......................           6,727,321       4,192,491     19,860,626     12,172,922
                                                          -----------     -----------    -----------    -----------
     Income from operations......................           2,588,846       1,534,299      6,050,983      3,225,821
                                                          -----------     -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest, investment and other income.........             294,785         454,996      1,842,002        629,375
   Interest expense..............................             (71,364)        (72,389)      (191,845)      (277,151)
                                                          -----------     -----------    -----------    -----------
     Other income, net...........................             223,421         382,607      1,650,157        352,224
                                                          -----------     -----------    -----------    -----------
     Income before taxes.........................           2,812,267       1,916,906      7,701,140      3,578,045
PROVISION FOR INCOME TAXES.......................           1,124,907          10,250      1,303,157         10,250
                                                          -----------     -----------    -----------    -----------
     Net income..................................           1,687,360       1,906,656      6,397,983      3,567,795
ADJUSTMENT FOR ACCRETION OF REDEEMABLE
   CONVERTIBLE PREFERRED STOCK...................                  --              --             --       (486,807)
                                                          -----------     -----------    -----------    -----------
     Income applicable to common stockholders....         $ 1,687,360     $ 1,906,656    $ 6,397,983    $ 3,080,988
                                                          ===========     ===========    ===========    ===========
Basic income per share...........................         $      0.17     $      0.19    $      0.63    $      0.45
                                                          ===========     ===========    ===========    ===========
Diluted income per share.........................         $      0.15     $      0.18    $      0.57    $      0.38
                                                          ===========     ===========    ===========    ===========
Shares used in basic per share calculation.......          10,226,856      10,015,372     10,183,649      6,817,070
                                                          ===========     ===========    ===========    ===========
Shares used in diluted per share calculation.....          11,305,715      10,802,259     11,172,081      9,386,220
                                                          ===========     ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................              $ 6,397,983          $  3,567,795
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization................................                3,416,614             1,393,332
     Deferred rent................................................                  (38,970)              (30,561)
     Deferred compensation........................................                  255,701               301,538
     Changes in assets and liabilities:
       Accounts receivable........................................               (7,837,917)              246,530
       Prepaid expenses and other current assets..................               (2,126,365)             (346,013)
       Accounts payable...........................................                  734,239               394,035
       Accrued and other current liabilities......................                1,027,748             1,320,170
                                                                                -----------          ------------
         Net cash provided by operating activities................                1,829,033             6,846,826
                                                                                -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments..........................               (2,082,875)          (12,300,516)
     Proceeds from matured short-term investments.................               19,500,000                    --
     Purchases of property and equipment..........................               (5,259,325)           (2,612,274)
     Proceeds from sale of property and equipment ................                   22,605                    --
     Other assets.................................................               (3,620,385)             (148,141)
                                                                                -----------          ------------
         Net cash provided by (used in) investing activities......                8,560,020           (15,060,931)
                                                                                -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock transactions.............................                  278,777            32,164,286
     Proceeds from stock options and warrant exercises............                  177,434                    --
     Payments on capital lease obligations........................                 (759,953)             (917,060)
     Payments of related party loans...............................                      --              (800,000)
     Proceeds from equipment loan.................................                  599,706                    --
     Payments on equipment loan...................................                  (99,951)                   --
     Net proceeds from lines of credit............................                       --               199,643
                                                                                -----------          ------------
         Net cash provided by financing activities................                  196,013            30,646,869
                                                                                -----------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................               10,585,066            22,432,764

CASH AND CASH EQUIVALENTS, beginning of period....................                5,849,906               816,753
                                                                                -----------          ------------

CASH AND CASH EQUIVALENTS, end of period..........................              $16,434,972          $ 23,249,517
                                                                                ===========          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest.....................................              $   192,280          $    287,151
                                                                                ===========          ============
      Cash paid for taxes ........................................              $ 1,046,820          $         --
                                                                                ===========          ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations entered into for equipment.........              $        --          $  1,467,746
                                                                                ===========          ============
     Accretion of redeemable preferred stock......................              $        --          $    486,807
                                                                                ===========          ============

   The accompanying notes are an integral part of these financial statements.

                   NEWGEN RESULTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by Newgen Results Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at September 30, 2000, and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. Certain reclassification have been made to prior consolidated financial statements to conform with current presentations.

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

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                -------------------------------    ------------------------------
                                                    2000             1999             2000             1999
                                                -------------    --------------    ------------    --------------
                                                         (Unaudited)                        (Unaudited)
NET INCOME PER SHARE - BASIC
Income applicable to common
   stockholders                                 $ 1,687,360      $ 1,906,656       $ 6,397,983      $3,080,988
                                                ===========      ===========       ===========      ==========
Weighted average number of common shares         10,226,856       10,015,372        10,183,649       6,817,070
                                                ===========      ===========       ===========      ==========
Net income per share - basic                    $      0.17      $      0.19       $      0.63      $     0.45
                                                ===========      ===========       ===========      ==========

NET INCOME PER SHARE - DILUTED
Net income                                      $ 1,687,360      $ 1,906,656       $ 6,397,983      $3,567,795
                                                ===========      ===========       ===========      ==========
Weighted average number of common shares         10,226,856       10,015,372        10,183,649       6,817,070
Potentially dilutive securities:
    Preferred stock                                      --               --                --       1,760,559
    Stock options                                 1,014,127         705,441            917,157         710,806
    Warrants                                         64,732          81,446             71,275          97,785
                                                -----------      -----------       -----------      ----------
      Total                                      11,305,715       10,802,259        11,172,081       9,386,220
                                                ===========      ===========       ===========      ==========
Net income per share - diluted                  $      0.15      $      0.18       $      0.57      $     0.38
                                                ===========      ===========       ===========      ==========

3.       SEGMENT INFORMATION

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

         The following tables summarize segment information for the three and nine months ended September 30, 2000 and 1999.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------------------------------------------------------------------
                                               2000                                             1999
                           ---------------------------------------------    -----------------------------------------------
                                           (Unaudited)                                       (Unaudited)
                            DATABASE                                         DATABASE
                            MARKETING      CONSULTING      CONSOLIDATED      MARKETING      CONSULTING       CONSOLIDATED
                           ------------    -----------     -------------    ------------    ------------     --------------
REVENUES:
Segment revenues           $18,303,464      $786,953        $19,090,417      $12,656,016     $1,515,165        $14,171,181
Segment cost of revenues     8,911,745       862,505          9,774,250        7,158,787      1,285,604          8,444,391
                           -----------      --------        -----------      -----------     ----------        -----------

Segment gross profit
  (loss)                   $ 9,391,719      $(75,552)       $ 9,316,167      $ 5,497,229     $  229,561        $ 5,726,790
                           ===========      ========        ===========      ===========     ==========        ===========

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------------------------------------------------------------------
                                               2000                                              1999
                           ---------------------------------------------    -----------------------------------------------
                                           (Unaudited)                                       (Unaudited)
                            DATABASE                                         DATABASE
                            MARKETING      CONSULTING     CONSOLIDATED       MARKETING      CONSULTING       CONSOLIDATED
                           ------------    -----------    --------------    ------------    -------------    --------------
REVENUES:
Segment revenues           $57,002,298     $1,934,848      $58,937,146      $35,190,837     $4,675,914       $39,866,751
Segment cost of revenues    30,693,194      2,332,343       33,025,537       20,468,800      3,999,208        24,468,008
                           -----------     ----------      -----------      -----------     ----------       -----------

Segment gross profit       $26,309,104    $  (397,495)     $25,911,609      $14,722,037     $  676,706       $15,398,743
                           ===========    ===========      ===========      ===========     ==========       ===========

The following table reconciles the Company's reportable segments' gross profit to consolidated net income for the periods presented:

                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                          -----------------------------------     ------------------------------------
                                               2000                1999                2000                1999
                                          -----------------------------------     ------------------------------------
                                                     (Unaudited)                              (Unaudited)
Gross profit from reportable segments       $9,316,167           $5,726,790         $25,911,609        $15,398,743
Operating costs                              6,727,321            4,192,491          19,860,626         12,172,922
                                            ----------           ----------         -----------        -----------
  Income from operations                     2,588,846            1,534,299           6,050,983          3,225,821
Other income, net                              223,421              382,607           1,650,157            352,224
Provision for income taxes                   1,124,907               10,250           1,303,157             10,250
                                            ----------           ----------         -----------        -----------
  Net income                                $1,687,360           $1,906,656         $ 6,397,983        $ 3,567,795
                                            ==========           ==========         ===========        ===========

4.       COMPREHENSIVE INCOME

         Comprehensive income for the three and nine months ended September 30, 2000 and 1999 consisted of:

                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                       -----------------------------------    -----------------------------------
                                            2000               1999                2000                1999
                                       -----------------------------------    -----------------------------------
    Net income                            $1,687,360        $1,906,656          $6,397,983          $3,567,795
    Other comprehensive income:
      Unrealized losses                         (176)               --                (846)                 --
      Foreign currency translation            (5,055)               --             (12,806)                 --
                                          ----------        ----------          ----------          ----------
    Comprehensive income                  $1,682,129        $1,906,656          $6,384,331          $3,567,795
                                          ==========        ==========          ==========          ==========

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Unrealized losses for the three months and nine months ended September 30, 2000 are primarily related to securities with an original maturity date of three months or less.

5.       SOFTWARE DEVELOPMENT COSTS

         In accordance with the adoption of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company capitalized $965,180 and $3,058,840 for the three and nine months ended September 30, 2000, respectively, and $2,201,210 and $857,630 is included in Other Assets and Property and Equipment, respectively, in the accompanying consolidated balance sheets.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 has no effect on the Company's financial position or results of operations.

         In December 1999, the Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This SAB summarizes the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. Management is currently determining the impact of SAB No. 101 and does not believe that its adoption will have a material impact on the Company's consolidated financial statements.

         In April 2000, the FASB issued FASB Interpretation No. ("FIN") 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF FASB OPINION NO. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

7.       OTHER INCOME

         In June 2000, the Company recorded a gain of $1,000,000 related to the settlement of a vendor dispute in Other Income.

8.       SIGNIFICANT EVENT

         On August 21, 2000, the Company, TeleTech Holdings, Inc. ("TeleTech") and NG Acquisition Corp., a wholly-owned subsidiary of TeleTech ("Merger Sub"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of TeleTech. At the effective time of the Merger, all outstanding shares of the Company's common stock will be exchanged for shares of TeleTech common stock based on the exchange ratio described in the Merger Agreement, and all outstanding options to purchase Company common stock will be assumed by TeleTech and exchanged for options to purchase shares of TeleTech common stock with the exercise price and number of shares of TeleTech common stock subject to each such assumed Company option being appropriately adjusted to reflect the exchange ratio. It is anticipated that all currently outstanding warrants to purchase shares of the Company's common stock will be exercised prior to the closing of the Merger.

         The Merger is expected to close in the fourth quarter of 2000 and will be accounted for as a pooling of interests.

         On August 21, 2000, three senior executives of the Company entered into employment agreements with TeleTech that become effective upon completion of the Merger. In addition, these senior executives will, concurrently with the consummation of the Merger, receive cash bonuses in the aggregate of approximately $1 million relating to services performed up to the date of the Merger. As of September 30, 2000, the Company deferred $505,000 of costs associated with the Merger transaction. These costs will be charged to operations in the first fiscal quarter in which the Merger is consummated.

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

         The Company generates revenue from database marketing services and consulting services. Revenues from database marketing services are derived primarily from customer retention services, including the RESULTS program and other ancillary products and services. Database marketing services comprised 96% and 89% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Database marketing services comprised 97% and 88% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Revenues from consulting services were derived from consulting services provided to Ford Motor Company and its dealerships and services provided to automobile dealerships' service and parts departments by Newgen Management Services, Inc. ("NMS"), a wholly-owned subsidiary of the Company. The Company is not certain of the viability of the NMS subsidiary, and intends to determine the future direction of NMS over the coming months. Consulting services comprised 4% and 11% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Consulting services comprised 3% and 12% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

         Database marketing services revenues consist of revenues from the RESULTS program as well as ancillary products and services. Revenues for the RESULTS program are based on the number of active names in a dealership's database, typically a fixed number determined by the dealership. For customers acquired in connection with the acquisition of Computer Care in November 1999 who are not on the RESULTS program, revenues are based on the number of service reminder letters and follow-up phone calls performed on behalf of the dealer. For services provided under the RESULTS program, the Company invoices each of the dealers on a monthly basis in advance. For services provided under the former Computer Care program, dealers are invoiced at the end of the month. Consulting revenues from NMS are based on minimal installation fees, fixed monthly fees and monthly profit sharing. All other consulting revenues are based principally on a per diem rate for the services provided. The Company is also reimbursed for travel expenses and associated costs it incurs in providing consulting services, which are included as revenues. The Company recognizes all of its revenues in the month during which it performs the related database marketing or consulting services.

         The Company derives a significant portion of its revenues from Ford and Ford dealerships. Although each Ford dealership utilizing the Company's database marketing services enters into a separate contract with the Company, collection of receivables from Ford dealerships is primarily centralized through Ford's accounting department. The Company's current consulting engagement with Ford relating to the implementation of the Around The Wheel program for targeted Ford dealers has been completed. For these dealers, Ford has extended certain maintenance aspects of the project through the end of December 2000. The Company is reimbursed for certain costs it incurs in providing services for the maintenance project. Consulting revenue is expected to decrease as a result of the completion of the Around The Wheel contract. The Company is not currently seeking a commitment from Ford for new consulting engagements beyond the completion of the Around The Wheel project. A significant amount of the Company's database marketing services are attributable to Ford dealerships. Sales of RESULTS program to Ford dealerships represented 43% and 56% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 43% and 57% for the nine months ended September 30, 2000 and 1999, respectively. The Company also continues to provide data mining services to Ford Motor Company. Services provided under this agreement have begun to diminish as the project nears completion, which is expected in fourth quarter of 2000. One hundred percent of consulting services were provided to Ford during the three and nine months ended September 30, 2000.

         Cost of revenues consist of database marketing services costs, consulting costs and installation costs. Costs of database marketing services include the printing and mailing of letters, as well as the costs of the teleservice contacts of dealership customers. The costs of database marketing services also include all costs of managing and purifying the dealership databases, as well as the costs associated with maintaining the Company's customer service department. Costs of consulting include the direct costs of consulting personnel, as well as the cost of any independent consultants subcontracted by the Company. Costs of consulting also include costs of travel and associated costs incurred by the Company's Consulting Division. Installation costs include the direct costs (excluding sales commissions) of implementing the Company's program at dealerships and the costs of the initial download, setup and purification of the dealership's customer database. These costs are expensed as incurred and represent a one-time initial cost for each new dealership added to the Company's customer base. As a result, these costs are expected to decrease as a percentage of total revenues as database marketing services revenues increase, unless the Company installs a greater number of dealerships than in the past. Installation costs are presented as a separate line item to reflect costs associated with implementing new dealerships. For the purposes of calculating the gross profit associated with database marketing services in Management's Discussion and Analysis of Financial Condition and Results of Operations, installation costs are added to cost of database marketing services.

         Operating costs consist of selling, general and administrative and technology and product development costs. The Company anticipates that operating costs will increase as it develops and introduces new services, such as Carabunga.com, and increases its customer base. Because the Company is generally unable to significantly reduce costs in the short term to compensate for any unexpected revenue shortfall, any such shortfall would have an immediate adverse effect on the business, results of operations and financial condition. Selling costs include costs of internal sales department, as well as commissions earned and certain expenses incurred by sales representatives. Likewise, any short-term increase in expenses would likely have an immediate adverse effect on the business, results of operations and financial condition of the Company, unless the Company was able to also increase revenues in the short term. General and administrative costs include accounting, payroll and human resources functions. General and administrative costs also include other non-allocated costs, such as professional fees and general corporate services. Technology and product development costs include the cost of personnel who maintain the Company's information systems and conduct research and product development activities.

         On November 30, 1999, the Company acquired Computer Care, a division of the Dealer Services Group of Automatic Data Processing, Inc. ("ADP"). Under the terms of the agreement, the Company paid approximately $11.0 million in cash at closing, and may pay up to an additional $9.0 million in cash dependent on certain earn-out criteria, which would be payable in the first quarter of 2001 and reflected as an increase in goodwill. The Company acquired a business that serviced over 2,000 dealerships. These included approximately 1,100 manufacturer accounts and 1,100 individual dealerships. The acquisition was accounted for using the purchase method of accounting. The operations of Computer Care are included in the Company's results of operations and financial position subsequent to the date of acquisition. Acquisition goodwill of approximately $12.0 million is being amortized on a straight-line basis over nine years.

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

         On August 21, 2000, the Company, TeleTech Holdings, Inc. ("TeleTech") and NG Acquisition Corp., a wholly-owned subsidiary of TeleTech ("Merger Sub"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of TeleTech. At the effective time of the Merger, all outstanding shares of the Company's common stock will be exchanged for shares of TeleTech common stock based on the exchange ratio described in the Merger Agreement, and all outstanding options to purchase Company common stock will be assumed by TeleTech and exchanged for options to purchase shares of TeleTech common stock with the exercise price and number of shares of TeleTech common stock subject to each such assumed Company option being appropriately adjusted to reflect the exchange ratio. It is anticipated that all currently outstanding warrants to purchase shares of the Company's common stock will be exercised prior to the closing of the Merger.

         The Merger is expected to close in the fourth quarter of 2000 and will be accounted for as a pooling of interests.

         On August 21, 2000, three senior executives of the Company entered into employment agreements with TeleTech that become effective upon completion of the Merger. In addition, these senior executives will, concurrently with the consummation of the Merger, receive cash bonuses in the aggregate of approximately $1 million relating to services performed up to the date of the Merger. As of September 30, 2000, the Company deferred $505,000 of costs associated with the Merger transaction. These costs will be charged to operations in the first fiscal quarter in which the Merger is consummated.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. Revenues from database marketing services increased by $5.6 million, or 45%, to $18.3 million in the quarter ended September 30, 2000 from $12.7 million in the quarter ended September 30, 1999. The increase in database marketing services revenues was due primarily to a net increase of approximately 1,352 RESULTS program customers and the new customers associated with the acquisition of Computer Care in November 1999. Revenues from consulting services decreased by $728,000, or 48%, to $787,000 in the quarter ended September 30, 2000 from $1.5 million in the quarter ended September 30, 1999. The decrease in consulting services revenues was due primarily to the completion of the implementation of the Around The Wheel consulting project at the end of 1999.

         GROSS PROFIT. Gross profit from database marketing services increased by $3.9 million, or 71%, to $9.4 million in the quarter ended September 30, 2000 from $5.5 million in the quarter ended September 30, 1999. As a percentage of database marketing services revenues, database marketing services gross profit was approximately 51% in the quarter ended September 30, 2000 and 43% in the quarter ended September 30, 1999. The increase reflects the elimination of the Company's field customer satisfaction department to reflect the Company's new sales methodology, which allows the sales representatives the ability to concurrently service accounts while primarily selling new products to existing dealers, in addition to selling new accounts. The former field customer satisfaction representative's main purpose was to service existing accounts and such costs were previously recorded as costs of revenues. Some cost efficiency was also obtained through upgrading the Company's technical infrastructure. Gross profit from consulting services decreased by $305,000, or 133%, to a gross loss of $76,000 for the quarter ended September 30, 2000 from a gross profit of $230,000 for the quarter ended September 30, 1999. This decrease was due primarily to increased expenses associated with the development efforts of NMS and to a lesser extent the completion of the implementation of the Around The Wheel consulting project at the end of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased by $2.1 million, or 70%, to $5.2 million for the quarter ended September 30, 2000 from $3.0 million for the quarter ended September 30, 1999. As a percentage of revenues, selling, general and administrative costs were 27% for the quarter ended September 30, 2000 and 21% for the quarter ended September 30, 1999. The increase was due primarily to the modification of the sales department infrastructure, which included additional sales personnel. To a lesser extent, the increase was due to the continued growth in the marketing department and the addition of adminstrative personnel.

         TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development costs increased by $49,000, or 4%, to $1,203,000 for the quarter ended September 30, 2000 from $1,154,000 for the quarter ended September 30, 1999. The increase was due primarily to the Company's decision to continue to invest in new service development and the difficulty of attracting qualified full time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors. During the quarter ended September 30, 2000, the Company capitalized

$965,000 of costs associated with software developed for internal use in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. As a percentage of total revenues, technology and product development costs decreased to 6% for the quarter ended September 30, 2000 from 8% for the quarter ended September 30, 1999.

         AMORTIZATION OF GOODWILL AND ACQUISITION-RELATED COSTS. As a result of the Company's acquisition of Computer Care in November 1999, for the quarter ended September 30, 2000, the Company recognized $350,000 of amortization of goodwill and various acquisition-related costs.

         OTHER INCOME (EXPENSE), NET. Net other income decreased by $159,000 to $223,000 for the quarter ended September 30, 2000 from net other income of $383,000 for the quarter ended September 30, 1999. This decrease was due primarily to the decrease in short-term investments as a result of the Computer Care acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. Revenues from database marketing services increased by $21.8 million, or 62%, to $57.0 million in the nine months ended September 30, 2000 from $35.2 million in the nine months ended September 30, 1999. The increase in database marketing services revenues was due primarily to the increase in customer base, offset by the reductions in certain customer discounts and credits. Since September 30, 1999, RESULTS program customers increased by approximately 1,352, which includes the new customers associated with the acquisition of Computer Care in November 1999. Revenues from consulting services decreased by $2.7 million, or 59%, to $1.9 million in the nine months ended September 30, 2000 from $4.7 million in the nine months ended September 30, 1999. The decrease in consulting services revenues was due primarily to the fact that the Company has completed its implementation of the Around The Wheel consulting project.

         GROSS PROFIT. Gross profit from database marketing services increased by $11.6 million, or 79%, to $26.3 million in the nine months ended September 30, 2000 from $14.7 million in the nine months ended September 30, 1999. As a percentage of database marketing services revenues, database marketing services gross profit increased to 46% in the nine months ended September 30, 2000 from 42% for the nine months ended September 30, 1999. The increase reflects the elimination of the Company's field customer satisfaction department to reflect the Company's new sales methodology, which allows the sales representatives the ability to concurrently service accounts while primarily selling new products to existing dealers, in addition to selling new accounts. The former field customer satisfaction representative's main purpose was to service existing accounts and such costs were previously recorded in cost of revenues. Some cost efficiency was also obtained through upgrading the Company's technical infrastructure. Gross profit from consulting services decreased by $1.1 million, or 159%, to a gross loss of $397,000 in the nine months ended September 30, 2000 from a gross profit of $677,000 in the nine months ended September 30, 1999. This decrease was due primarily to increased expenses associated with the development efforts of NMS and to a lesser extent the completion of the implementation of the Around The Wheel consulting project.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased by $5.7 million, or 61%, to $15.0 million for the nine months ended September 30, 2000 from $9.4 million in the nine months ended September 30, 1999. As a percentage of total revenues, selling, general and administrative costs were 26% for the nine months ended September 30,

2000 and 23% for the nine months ended September 30, 1999. The increase was due primarily to the modification of the sales department infrastructure, which included additional sales personnel. To a lesser extent, the increase was due to the continued growth in the marketing department and the addition of administrative personnel.

         TECHNOLOGY AND PRODUCT DEVELOPMENT. Technology and product development costs increased by $598,000, or 21%, to $3.4 million in the nine months ended September 30, 2000 from $2.8 million in the nine months ended September 30, 1999. The increase was due primarily to the Company's decision to invest heavily in new service development and the difficulty of attracting qualified full-time employees. As a result, the Company was required to pay higher salaries and utilize higher cost contractors. For the nine months ended September 30, 2000, the Company capitalized $3,059,000 of the cost associated with software developed for internal use in accordance with Statement of Position 98-1. As a percentage of total revenues, technology and product development costs were 6% for the nine months ended September 30, 2000 and 7% for the nine months ended September 30, 1999.

         AMORTIZATION OF GOODWILL AND ACQUISITION-RELATED COSTS. As a result of the Company's acquisition of Computer Care in November 1999, for the nine months ended September 30, 2000, the Company recognized $1,419,000 of amortization of goodwill and various acquisition-related costs.

         OTHER INCOME (EXPENSE), NET. Net other income increased by $1.3 million to $1.7 million for the nine months ended September 30, 2000 from net other income of $352,000 for the nine months ended September 30, 1999. This increase was due primarily to a gain of $1.0 million related to the settlement of a vendor dispute, which was recorded in Other Income during the second quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $1,829,000 and $6,847,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities was primarily due to the timing of the collection of accounts receivable in the nine months ended September 30, 2000 compared to the same period in 1999.

         Cash provided by (used in) investing activities was $8,560,000 and $(15,061,000) in the nine months ended September 30, 2000 and 1999, respectively. The increase in cash provided by investing activities was primarily due to the maturity of short-term investments, offset by purchases of property and equipment and investment in software development.

         Cash provided by financing activities was $196,000 and $30,647,000 in the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by financing activities is due to the Company's completion of its initial public offering in May 1999, which resulted in net proceeds of approximately $32,100,000.

         The Company has a working capital line of credit with Silicon Valley Bank ("SVB") that is secured by substantially all of its assets. The total available amount of the line of credit is $7.0 million, including a $3.3 million sub-limit for securing letters of credit. Borrowings under this credit facility bear interest at SVB prime rate (9.5% at September 30, 2000), plus 0.5% with a maturity date of May 9, 2001. As of September 30, 2000, there are no borrowings outstanding under this line of credit. The Company has a $2,790,000 letter of credit, which expires on March 31, 2001, to secure the facility lease obligation for the Company's future facility. This letter of credit reduces the amount available under the line of credit. The line of credit contains certain covenants and restrictions, including a limitation on indebtedness requiring the Company, as of the last day of each quarter, to maintain a ratio of quick assets to current liabilities of at least 2.0 to 1.0. The Company also has a $2.0 million equipment line of credit with SVB that bears an interest rate of SVB prime rate plus 0.5% with a draw period up to May 9, 2001. As of September 30, 2000, the Company had outstanding borrowings of $500,000 under the equipment line of credit.

         The Company has signed a $53-million, 15-year lease to build an approximately 103,000-square foot corporate headquarters, with a projected building completion and occupancy date of April 2001.

         As of September 30, 2000, the Company has approximately $16.4 million of cash and cash equivalents. From time to time, the Company may utilize the credit facility with SVB to meet short-term needs. The Company believes that its existing capital resources together with cash generated from operations and amounts available under the line of credit will be sufficient to meet its requirements for at least the next twelve months and its potential earn-out obligation related to its Computer Care acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) The effective date or the Company's registration statement on Form S-1 (No. 333-62703) relating to the Company's initial public offering was May 20, 1999. A total of 2,724,370 shares of common stock in the aggregate were sold by the Company at a price of $13.00 per share to an underwriting syndicate led by Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and Dain Rauscher Wessels. The offering commenced on May 21, 1999 and ended on May 25, 1999. The initial public offering resulted in gross proceeds of approximately $35.4 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $800,000. Net proceeds to the Company were $32.1 million. From the time of receipt through September 30, 2000, the net proceeds were used in the acquisition of Computer Care ($11.6 million), for purchases of property and equipment related to operations ($7.6 million) and development of software for internal use ($3.1 million). The remaining $9.8 million was applied to net purchases of cash equivalents and short-term investments in government securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are included as part of this Report:

                       EXHIBIT NO.  DESCRIPTION OF EXHIBIT
                       -----------  ----------------------
                         10.39 Contract Amendment No. 2 dated August 29, 2000 between the Registrant and Data Based Advertising, Inc.

                         10.40 Joint Marketing Agreement dated October 24, 2000 between the Registrant and Percepta LLC.

                         27.1 Financial Data Schedule for the nine months ended September 30, 2000.

         (b) Reports on Form 8-K: On August 21, 2000, Items 5 and 7 were reported.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NEWGEN RESULTS CORPORATION
                                  (Registrant)



Date: November 14, 2000                    /S/ GERALD L. BENOWITZ
                                          ------------------------------
                                               Gerald L. Benowitz
                                                  President and
                                             Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 14, 2000                         /S/ SAMUEL SIMKIN
                                          ------------------------------
                                                    Samuel Simkin
                                               Chief Operating Officer
                                            (Principal Financial Officer)